Form 10-K
period 2009-12-31
ONEPAK INC
filed 2010-04-23
CIK 1380765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2009

Commission file number: 000-53829

ONEPAK, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-2649978
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

56 Main Street, 2nd Floor,

P.O Box 130,

Orleans, Massachusetts 02653

(Address of principal executive offices)

508-247-9200

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $0.34 at June 30, 2009.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: The Issuer had 23,495,906 shares of Common Stock, par value $0.001, outstanding as of March 31, 2010.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in forward-looking statements made in this Annual Report on Form 10-K (this “Report”) and in other reports and documents published by us from time to time. Any statements about our beliefs, plans, objectives, expectations, assumptions, future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “believes,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “intend,” “plan,” “projection,” “outlook” and the like, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). However, as we issue “penny stock,” as such term is defined in Rule 3a51-1 promulgated under the Exchange Act, we are ineligible to rely on these safe harbor provisions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of our Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned to carefully read all “Risk Factors” set forth under Item 1A and not to place undue reliance on any forward-looking statements. We disclaim any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments, except as required by the Exchange Act. New factors emerge from time to time, and it is not possible for us to predict which will arise or to assess with any precision the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Unless otherwise provided in this Report, references to the “Company,” the “Registrant,” the “Issuer,” “we,” “us,” and “our” refer to OnePak, Inc.

PART I

ITEM 1:	BUSINESS

OnePak, Inc. (“OnePak” or the “Company”) is a Nevada Corporation which was formed in 2005 and specializes in reverse logistics information technology. The Company provides online and mobile information technology to manage the process of packaging and transporting used computer equipment, consumer electronics and other hazardous or sensitive electronic items for reuse and recycling. Since its inception, OnePak has not been involved in any bankruptcy, receivership or similar proceedings. In addition, the Company has not been involved in any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of business.

As shown in the accompanying financial statements, OnePak incurred net loss chargeable to common shareholders of $963,539 for the year ended December 31, 2009 and has total accumulated deficits of $3,859,168 as of that date. Based on these conditions, the Company’s auditors have raised substantial doubt regarding the Company’s ability to continue as a going concern. Management is exploring options to raise additional capital through additional issuances of equity and through other non-dilutive sources of funding. If the Company is unable to successfully obtain additional financing, it will not have sufficient cash to continue operations. The Company will need to raise additional funds in order to satisfy its future liquidity requirements. The financial statements included in this Form 10-K do not include any adjustment that might be necessary if OnePak is unable to continue as a going concern.

OnePak’s Principal Products And Services

OnePak, Inc. started out as a distributor of shipping supply kits for aftermarket electronics and consumer goods in 2005, and has grown into a full-service logistics information service provider serving the corporate and consumer markets. The Company’s services include information processing, mobile scanning and tracking systems, return shipping solutions, end-to-end reverse logistics management and online reporting technologies.

OnePak’s primary clients are computer and electronics manufacturers, remarketers and recyclers, and the logistics companies that serve them. The Company helps businesses comply with new data security and “green” regulatory mandates affecting the safe transport and ecological disposal of obsolete electronics. In addition, the Company helps consumers dispose of unwanted electronics by providing a convenient return mechanism to manufacturers and recyclers.

Most of the Company’s services are specially engineered for collecting and transporting computers and other electronics as an effective “greentech” collection solution for the recycling of obsolete electronics. By creating an efficient means for large corporations to recover used electronics for resale or recycling, OnePak helps keep tons of e-waste out of landfills.

OnePak’s mission is to become the recognized industry leader in reverse logistics management technology used in the collection and recovery of electronics at the end-of-lease or end-of-life. The market for this technology is driven by environmental regulation, as well as the aftermarket for consumer electronics and computer technology that still has recoverable value after its primary useful life.

“Reverse logistics” refers to the process of collecting and transporting goods from end users back to manufacturers, retailers or service providers. Reverse logistics management technology market opportunities include packaging, shipping and tracking requirements for consumer-to-business and business-to-business programs for electronics return, repair, trade-in, reuse and recycling, as well as corporate programs for I.T. asset repair, redeployment and retirement.

The Company provides distinctive value by combining unique “kit” shipping supply products with online ordering and tracking technologies that result in improved convenience and economy for customers. OnePak provides a fast, easy, economical way for businesses to access “right-sized” quantities of high-quality shipping supplies, often combined with postage, packing services, carrier pick-up, or other added-value products and services.

Some of OnePak’s products are purchased directly by the end user for their intrinsic value, while others are “sponsored” by companies wishing to bundle them with higher ticket services. An example of this would be a computer manufacturer that provides OnePak products and services to its customers so they can return their used computers for repair or recycling.

Reverse Logistics Management Technology

When used electronics, or “I.T. assets”, are collected at the end-of-lease or end-of-life, there is often little visibility or accountability in the process. Hand-written data gathered onsite is not legible, accurate, nor accessible online. OnePak’s OneView Asset Management and Tracking System TM solves this industry problem by capturing and reporting high quality data throughout the I.T. asset collection process, translating that data into actionable information, and sharing that information with all parties involved in the process. This proprietary, patent-pending business method involves a complete system that includes front end data capture technology, operational middleware for managing logistics through an online portal, and back end database reporting technology.

The OneView Asset Management and Tracking System TM provides tools to act upon the business intelligence gleaned from I.T. asset recovery program data. OnePak created the OneView online portal as an online access point to the OneView System for its corporate customers to record, manage and share information about each asset recovery job with any party that needs to know the status of that job.

Corporate customers using the OneView portal include e-waste recyclers, leasing companies, computer manufacturers and logistics providers who need an efficient means of managing the asset recovery process, including online order entry, asset tracking and dispatch of crews for onsite packing. Other portal customers are I.T. asset managers for large corporations who routinely need shipping kits sent to remote locations for assets that will be redeployed, repaired, or shipped at the end-of-lease or end-of-life.

The OneView online portal makes information available about a range of current projects, including a single shipping kit sent to a customer, in which the outbound and return tracking numbers, as well as delivery status is available; or recent asset recovery jobs, in which the portal would display the job number, client’s name, site location, what needs to be done next, percent completed, whether a technician has been scheduled, the date and count of assets that were picked up, and in-transit tracking and delivery data. By clicking on the job number, the user can access details of the job, right down to the number and type of assets per pallet, which is traditionally not available in the industry. Third party logistics providers use the portal as a means for their call center staff to schedule and manage onsite crews performing asset data capture and packing services, load consolidation and delivery.

The OneView System is the foundation for all other product and service offerings, including:

ScanpakTM Mobile Scanning Solution

As the front end of the OneView System, OnePak developed ScanPak software to run on a handheld computer equipped with a digital camera and barcode scanner. Devices running ScanPak software digitally capture asset data onsite at the time of pickup.

The ability to capture and track asset-level data such as serial numbers and cosmetic condition is an elusive goal in the I.T. asset recovery industry. This data is important because I.T. asset managers need to account for every asset that is released to a recycler; recyclers need to account for every asset that is received and processed; OEMs often need to account for every old asset removed from the client’s site to be recycled as part of environmental compliance; and logistics providers need to account for each asset picked up and delivered to reduce claims for missing, wrong and damaged assets in transit.

OnePak developed a ScanPak kit as a mobile scanning solution that consists of a handheld device loaded with OnePak’s proprietary software, a supply of uniquely numbered, bar-coded asset labels and other supplies to be deployed in a secure case to any job location on demand. Using a ScanPak kit, onsite asset data captured by the scanner is transmitted via broadband connection to the OneView database and viewable through the OneView portal. ScanPak kits can be leased to logistics providers that want to offer this premium level of I.T. asset recovery to their customers. This arrangement results in additional fee-based use of the OneView System.

Certified I.T. Asset Collection ServiceSM

This service provides skilled onsite packing technicians who have been trained and certified by OnePak to use the ScanPak software to properly record and pack used computers, monitors, printers, telephones and other used electronic assets. OnePak has partnered with leading logistics providers to send ScanPak kits with their trucks that are dispatched to pack and pickup I.T. assets for OnePak’s clients. This service constitutes a turnkey solution, combining unparalleled asset data capture and tracking with top logistics services. It comprises ScanPak software deployed in ScanPak kits, connected to the OneView System. Each shipment is tracked online from booking, to pickup, to delivery using the OneView tracking system.

Certified SM onsite services can include any of the following:

•	Inventory count and recording

•	Bar code scanning / serial number capture

•	Digital photography of damaged assets

•	Palletizing / packaging of assets

•	Coordinating / tracking freight pickup, transit and delivery

RepakTM Shipping Kits & Supplies

OnePak offers shipping supplies specifically designed for convenience, economy and ease of use for computers and electronics. A OnePak kit includes all the materials needed to self-package the customer’s item including quality corrugated boxes with peel-off adhesive sealing strips. Commercial grade inflatable packaging material, adhesive plastic pouches for shipping labels, and other helpful items make the process much easier than conventional materials. The customer also benefits from the convenience of online ordering and the products are delivered directly to the customer location.

The Company also provides pallet-sized collection bins for bulk quantities of e-waste. This program, called PalletPak, allows customers to order the collection bins to be delivered first, then later order competitively priced pickup and freight services using the same online interface. OnePak’s hybrid product line and individualized fulfillment process was designed to be most in line with emerging pack and ship needs for product returns, repair and remarketing. Although it is not the primary focus or the largest growth opportunity, the Company continues to operate its original shipping kit fulfillment business which has been in operation since inception. The OnePak solution comprises a niche market product line of five RePak TMshipping kits specifically designed for individual resale or returns of aftermarket consumer goods, automated online ordering, and an efficient fulfillment and distribution process that is fully outsourced and automated. OnePak’s management believes that its product and service offering is unique and particularly useful in the I.T. asset recovery industry. While many recyclers and logistics providers have solutions for routine projects with multiple pallets, few have an efficient means to collect small numbers of old electronics (generally less than ten per location), and OnePak’s ability to fulfill just one or only a few individual shipping kits on demand to multiple locations has proven to be a unique, complementary service marketable to OEMs, recyclers and logistics providers alike.

OneReturnTM Online Return Center

OnePak’s specialized technology for product returns and reverse logistics has led to the development of an online return center concept for companies to provide to their customers. The online service center provides customers with the ability to send individual pieces of equipment back for repair, recycling or remarketing. Users can print prepaid return labels, then track and manage their returns through a single, easy-to-use web site developed, hosted, and supported by OnePak. OnePak worked with a global package carrier and an OEM to effectively build an online “bridge” between the OEM’s order management system and the carrier’s master tracking system.

The online return center concept not only provides a one-stop approach for OEMs, recyclers, remarketers and repair centers for consumer electronics, but it creates another sales channel for the Company’s RePak shipping kits by utilizing existing order placement, tracking and fulfillment technologies already in place. The opportunity exists to roll similar services out to many companies individually, as well as to host a single web site to serve multiple companies or brands that could be promoted to the general public for use in product returns for broad categories of products such as laptops, computers or small consumer electronics.

SecurePakTM Hard Drive Lockbox Transport

This service provides a safe, cost-effective, and insured way to transport invaluable used hard drives or backup tapes containing sensitive data to a recycler or information storage company. The SecurePak offering includes:

•	Onsite electronic serial number capture and inventory of hard drives

•	Military grade lockboxes

•	Optional secure truck transport service

•	Optional GPS tracking of lockbox

•	Optional secure hard drive destruction (if client has no recycler)

•	Online posting of Certificates of Destruction

In addition, each lockbox containing hard drives is insured for $1 million against fraud and identity theft. SecurePak TM is suited for banks, hospitals, government agencies, retail or any business with sensitive client and company data and a commitment to privacy, and is a natural service to be resold by data destruction firms and recyclers who need a means to reach clients typically outside their service area. The Company’s ability to dispatch a lockbox on demand that will safely transport up to 74 hard drives not only extends the geographic reach of these resellers, but also eliminates any minimum order that is often a barrier to sale for them.

Marketing

OnePak currently markets its products online and through channel partners, including logistics providers who want to add onsite scanning and asset tracking to their mix of services, and recyclers who need to differentiate their services through improved accountability and visibility.

Operations

OnePak is primarily designed with the objective of being able to run in an automated, self-sustaining manner in which orders involve electronic rather than human processes. Operationally, the Company has been carefully designed from the beginning to have a highly scalable operation by outsourcing all manufacturing, assembly, warehousing and fulfillment services for its shipping kits. Similarly, the logistics management technology works as an engine for order processing and tracking with little human intervention needed for high volume business.

Because of this technology-driven business architecture, OnePak enjoys excellent scalability without a commensurate increase in costs or personnel. The Company’s portal, its online return center, and its “store” for shipping kits are all driven by servers that are open 24 hours per day to customers all over the country and have the ability to process hundreds of orders per second without any changes. The outsourced production and fulfillment operation for shipping kits has very low minimums and can ramp up to as many as 50,000 orders per day without increasing staff or machinery. The Company has an infrastructure in place that is equivalent to hundreds of employees and hundreds of millions of dollars in equipment, without any of the associated risk or overhead.

Competition

OnePak faces industry competition of varying types depending on market segment. Of the Company’s two primary markets, consumer and business, the market that has the fewest competitors and the lowest barriers to entry is the business market.

The consumer markets for pack and ship services are well established and very competitive. In the consumer market, the Company would be facing direct competition from extremely large consumer shipping concerns, such as UPS and FedEx-Kinkos. In addition, there are numerous retail outlets that can provide shipping supplies to a consumer. Although the OnePak shipping solution is available to the consumer, OnePak does not view the consumer market as a viable target for the Company’s marketing.

In the business market, as with the consumer market, there are large corporations in place that are serving the business community with basic reverse logistics capabilities, such as UPS Supply Chain Solutions. There are two types of competitors in the business market that compete with various OnePak services:

•	Technology companies serving the logistics industry that sell transportation management systems (competing with the OneView TM reverse logistics management system).

•

Logistics providers that serve the general business market for reverse logistics, including some e-waste transport or those that are focused on this market (competing with Certified I.T. Asset Collection ServiceSM.

The Company’s management believes that it can establish a niche market within this highly competitive market, due to its integrated approach to the repack and reship market and its focus on providing business intelligence and information-based reverse logistics management tools for e-waste collection and transportation.

The Company’s management believes that the Company should place a majority of its efforts in capturing the dominant position of the e-waste collection and recycling market. Although it has several major competitors within the market, this market is addressing a newly created need that the Company expects will be expanding substantially as a result of governmental regulations and the heightened consciousness of consumers with respect to their need to recycle computers and other electronics.

Management is of the opinion that its web-based approach to e-waste recovery will create a convenient, accessible medium to access the Company’s products and services, thus driving demand.

Sources and Availability Of The Company’s Products

The only products inventoried by OnePak are the components that constitute OnePak’s shipping supply kits. These kits contain readily available supplies, such as cardboard boxes, pallets, printed products, tape, pens, etc. In the event that any of the Company’s suppliers were unable to produce its product in sufficient quantity for OnePak, OnePak would be able to reproduce any of the supplies within a few weeks.

Dependence on Major Customers

OnePak received a major boost in sales when it contracted with a global enterprise Original Equipment Manufacturer (OEM) to provide it with packaging and logistics for a complete asset recovery equipment collection program for used and off lease computers and monitors that were to be recycled or remarketed. Since inception of the contract in 2005 this OEM has accounted for more than 50% of the Company’s revenue. OnePak recognizes the risk of heavily relying upon one customer for future revenues. Management is actively working toward mitigating this business risk, as it continues to grow business and add new clients besides the global OEM.

OnePak management has entered into other agreements with clients for the utilization of the OneView SystemTM and continues in negotiations with major electronic suppliers with respect to its e-waste asset recovery program. The recent launch of onsite data capture services has expanded the prospective market for the Company’s services to include leasing companies that need such a service at the end of lease for I.T. assets. This new market has already yielded new customers that will further reduce the Company’s dependence on its largest OEM account.

Intellectual Property

OnePak considers its intellectual property to be its primary competitive advantage. The Company has applied for a patent for the business method and process of managing and tracking I.T. assets using the Company’s proprietary software. It has secured a registered trademark for the OnePak brand and has secured marks for the various services that it offers, including ONEVIEW Asset Management and Tracking SystemTM, Certified I.T. Asset Collection ServiceSM, RepakTM and PalletPakTM products, SecurePakTM Hard Drive Lockbox Transport and ScanpakTM Mobile Scanning Solution. In addition, OnePak maintains proprietary software that has been developed to operate its OneView database and online portal, as well as its remote scanning capabilities. OnePak has retained patent counsel for the purpose of filing for patents to protect the Company’s newly developed intellectual property.

Governmental Regulations

OnePak’s operations may be subject to environmental regulation in various jurisdictions in which it operates. Environmental regulations could change and become more stringent in the future and there can be no assurance that OnePak will not be subject to increased costs in order to comply with such regulations. OnePak also benefits from state environmental regulations and various federal regulations that are increasingly requiring specific disposal procedures for electronic waste and tracking procedures for assets storing sensitive data. Federal and state governments are recognizing the dangers of placing electronic waste into landfills. As of the time of this filing, approximately eighteen states and New York City have passed laws requiring producers of electronic equipment to be accountable for disposing of or recycling their equipment at the end of its useful life. OnePak’s asset management and tracking tools help keep those companies accountable.

Employees

The Company continually maintains a fluid, low overhead structure through outsourcing all possible labor. At present, the Company has only one full time employee, Mr. Steven V. Andon, who is the President and CEO of the Company. The Company also employs 3 to 5 part-time and temporary employees who perform various services for the Company. Each of the employees works between 8 and 32 hours per week. All other services utilized by the Company are performed by consulting companies or outside contractors.

Where You Can Find More Information

The Company is and expects to remain a “reporting company.” We will therefore be required to continue to file annual, quarterly and other requisite filings with the U.S. Securities and Exchange Commission (the “SEC”). Members of the public may read and copy any materials which we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Members of the public may obtain additional information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy and information statements, as well as other information regarding issuers that file electronically with the SEC. This site is located at http://www.sec.gov.

The Company’s internet site, where additional information can be viewed is located at www.OnePak.com.

ITEM 1A:	RISK FACTORS

An investment in our Company involves a substantial risk of loss. You should carefully consider the risks described below, before you make any investment decision regarding our Company. Additional risks and uncertainties, including those generally affecting the market in which we operate or that we currently deem immaterial, may also impair our business. If any such risks actually materialize, our business, financial condition and operating results could be adversely affected. In such case, the trading price of our common stock could decline.

The following risk factors are not exhaustive and the risks discussed herein do not purport to be inclusive of all possible risks but are intended only as examples of possible investment risks.

Risks Related to the Company’s Business

The Company’s auditors have expressed substantial doubt about its ability to continue as a going concern.

The Company has incurred net loss chargeable to common shareholders of $942,521 and has total accumulated deficits of $3,838,150, for the year ended December 31, 2009. Based on these conditions, the Company’s auditors have raised substantial doubt regarding the Company’s ability to continue as a going concern. Until and unless the Company begins to generate sufficient revenues from its business to finance its ongoing operations, the Company will have to rely on external sources of funding to cover its operating losses. Management is trying to raise additional capital through additional issuances of equity and through other non-dilutive sources of funding. If the Company is unable to successfully obtain additional financing, it will not have sufficient cash to continue operations, and investors could lose some or all of their investment. The Company’s net loss and accumulated deficits could adversely affect the Company’s ability to raise capital, its relationship with potential suppliers and customers, and could have other unforeseen adverse effects. Competitive pressures could adversely affect the Company’s ability to conduct profitable operations in the future and may have a material adverse effect on the Company’s operating revenues, business and financial condition.

The Company may require additional capital to implement its current business strategy, which may not be available.

As a development company, OnePak may need more capital than it has available to it or can expect to generate through the sale of its products and services. In the past, the Company has had to raise, by way of debt and equity financing, considerable funds to meet its capital needs.

The Company is in a growth phase and will be required to raise equity until operations are profitable. Therefore, the Company will be required to raise equity or debt to offset any operating cash flow deficiencies. The Company is not restricted to limit indenture provisions limiting the total indebtedness that the Company may incur.

The cash on deposit and cash flow from operations going forward may not be sufficient to satisfy OnePak’s operating cash requirements in the foreseeable future. In addition, long-term cash requirements, other than normal operating expenses, are anticipated for the continued development of new products and financing anticipated growth. The Company will require additional external financing through credit or equity facilities. There can be no assurance that OnePak can obtain such financing on favorable terms, if at all. Failure to raise the necessary funds in a timely fashion could limit the Company’s growth.

The Company has a limited operating history and an evolving business model.

The Company has a limited operating history and its business model is still evolving. The Company has had four years of operations and the development of the e-waste recycling industry is still in an infancy stage. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain necessary financing to meet its obligations and repay its liabilities.

The Company’s growth and profitability will depend in large part on its ability to (i) negotiate and maintain profitable agreements with customers; (ii) increase awareness of its brand; (iii) develop strategic relationships with vendors; (iv) satisfy governmental regulations; (v) respond effectively to competitive pressures; and (vi) attract, retain, and motivate qualified personnel.

The Company has not historically been profitable, and if it becomes profitable it may not remain profitable. If the Company does not maintain profitability for shareholders, shareholders may not recover all or any of their investment. Projected expenditures and income should only be viewed as suggestive of possible outcomes. The continuation of the Company as a going concern is dependent on its ability to obtain additional equity capital to finance existing operations and attaining future profitable operations or positive cash flows. There can be no assurance that the Company will achieve profitability or obtain future financing. The Company’s prospects must be considered in light of the risks, uncertainties, expenses, and difficulties frequently encountered by companies in their early stages of development.

A significant portion of the Company’s income comes from one major account.

At the present time, the Company has one major account encompassing multiple statements of work that represent a significant portion of the Company’s income. All statements of work for this client in aggregate represent more than 50% of the gross annual income received by the Company. In the event that this major account cancels its business with OnePak, the loss of revenue would create a significant impact on the Company’s earning ability. It is not known whether new customers can be found to replace the current income represented by this major account.

The loss of a major customer could materially adversely affect the Company’s operations and revenues.

A majority of the Company’s revenues are generated from one customer and this customer represents a significant portion of the accounts receivable. The Company is exposed to significant sales and accounts receivable concentration. Sales to this customer and other customers are not made pursuant to a long term agreement. Customers are under no obligation to continue to purchase from the Company. The nature of the business in terms of dealing with large corporations that pay in 50-90 days can lead to high accounts receivable. There is no guarantee that its collections procedures will contain the accounts receivable balances. Growing accounts receivable puts pressure on cash flow, which can disrupt the Company’s operations.

Loss of key management personnel could adversely affect the Company.

The Company’s ability to achieve its revenue objectives depends to a significant extent on its ability to identify, contract and retain top professionals for management, software programming, operations, sales and business development. The Company’s ability to attract and retain qualified talent depends on numerous factors, including factors outside of its control, such as conditions in employment markets.

The Company is dependent on a relatively small number of key employees and outsourced consultants, the loss of any of whom could have an adverse effect on the Company. OnePak, Inc. is dependent on the services of its executive officers, consultants and directors. OnePak has not established a succession plan for its CEO or the personnel listed in the Business Plan. Replacements have not been identified for current or replacement outsourced consultants, and Management’s inability to replace them in the event they leave OnePak, Inc. could affect the Company’s operations or financial position. A $5,000,000 life insurance policy is in effect on the life of the CEO that is owned by the Company. In the event of death of the CEO, the Company presently has no existing covenants in place that govern the use of proceeds which would be received from this insurance policy. Unless otherwise subsequently defined by a future covenant, management expects these proceeds would be used as a capital infusion which would permit the Company to operate until a new CEO is elected.

The Company’s success depends, in part, on its ability to meet the changing preferences of its customers.

The demand for the Company’s services is subject to rapidly changing technology and industry standards. The future success of the Company will depend on its ability to evolve to meet the changing needs of customers, enhance its customer service, advertising and marketing campaigns, and respond to emerging industry standards and technologies on a timely and cost effective basis. The Company cannot guarantee that its response to evolving industry standards and technology will be met with customer satisfaction and market acceptance. If the Company fails to anticipate or adequately react to evolving customer demands brought about by new technologies and industry standards, there may be a materially adverse affect on the Company’s results of operations and financial condition.

Competitive pressures could adversely affect the Company’s ability to conduct profitable operations in the future and may have a material adverse effect on the Company’s operating revenues, business and financial condition.

The market for the Company’s services is competitive and rapidly changing. With the introduction of new technologies and market entrants, the Company expects competition to intensify in the future. There are a number of larger, well-financed competitors that provide some of the offerings of OnePak, and there is no guarantee that other companies will not expand their offerings to match those of OnePak. Some competitors have longer operating histories, greater name recognition and significantly greater financial, technical and marketing resources than the Company. These resources may allow them to respond more quickly to new or emerging opportunities or allow them to devote greater resources to the development, and implementation of their services. Competitors may also be better positioned to undertake more extensive marketing and adverting efforts and make more competitive offers to potential employees or customers. Some municipalities and counties manage their own e-waste collection and may have the competitive advantages of tax revenues, tax-exempt financing and the authority to control the disposal of e-waste within their jurisdictions. The Company may need to expend significant capital to keep pace with developments in its industry. Management cannot assure investors that the Company will be able to compete successfully or that the potential for piracy of its proprietary software will not materially and adversely affect its business, results of operations or financial condition. Management cannot be sure that the Company will compete successfully against the current and future logistics, shipping, waste management or information technology companies.

The Company is subject to market risks that could adversely affect its financial condition and/or operating results.

Fluctuations in the economy, introduction of new products or materials, or offerings of presently unknown competitors may significantly negatively affect the Company. Factors that have an adverse impact on the electronic waste recycling industry may adversely affect the Company’s results of operations. OnePak’s raw materials are commodities that fluctuate in price regularly. It is possible that shortages in the resources required to produce these materials may cause cost increases that the Company is unable to pass on to its customers, adversely affecting the profitability of the Company.

The Company’s contracts may be subject to competitive bidding.

The Company is occasionally required to obtain its contracts through a competitive bidding process that subjects it to the risk that it will expend substantial time and effort on the design, development and marketing of proposals for contracts that may not be awarded to the Company. OnePak may be required to bid on programs in advance and is subject to a long sales cycle. OnePak cannot ensure that it will win competitively awarded contracts. If OnePak is unable to successfully compete in the bidding process, the Company’s results of operations could suffer.

OnePak may be a party to litigation involving its intellectual property rights.

If third parties claim OnePak is infringing on their intellectual property rights, the Company could incur significant litigation costs, be required to pay damages, or change its business or incur licensing expenses. If a third party successfully asserts an infringement claim against OnePak and the Company is enjoined or required to pay monetary damages or royalties or OnePak is unable to develop suitable non-infringing alternatives or license the infringed or similar technology on reasonable terms on a timely basis, its business, results of operations and financial condition could be materially harmed.

In recent years, there has been significant litigation in the United States involving patent and other intellectual property rights. OnePak may be a party to intellectual property litigation in the future to protect its trade secrets or know-how. United States patent applications are confidential until a patent is issued and most technologies are developed in secret. Accordingly, OnePak is not, and cannot be, aware of all patents or other intellectual property rights of which its services may pose a risk of infringement. Others asserting rights against the Company could force OnePak to defend itself or its customers against alleged infringement of intellectual property rights. The Company could incur substantial costs to prosecute or defend any such litigation.

Changing environmental regulations may adversely affect the Company.

All phases of the Company’s operations are subject to environmental regulation in the various jurisdictions in which it operates. Environmental legislation is evolving in a manner which will require stricter standards and enforcement, increased fines and penalties for noncompliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees. It is possible that increased government regulation may be enacted that limits materials supply, manufacturing, recycling, or other specific aspects of the Company’s business. If the Company does not comply with such requirements, it could be adversely affected by fines, operational restrictions and negative publicity. There is no assurance that future changes in environmental regulation, if any, will not adversely affect the Company’s operations.

Proper disposal of electronic goods is highly motivated by governmental regulation. Should the government relax the laws or enforcement of those laws, individuals and organizations will be less motivated to arrange for environmentally friendly disposal of electronic waste. Such changes in regulation may adversely affect the value of the Company’s Shares.

Operating hazards and risks may be insurmountable and/or uninsurable.

Operating in the waste management industry involves many risks, which even a combination of experience, knowledge and careful evaluation may not be able to overcome. Operations in which the Company has a direct or indirect interest will be subject to all the hazards and risks normally incidental to a waste management operation, any of which could result in work stoppages, damage to persons or property and possible environmental damage. The Company’s liability insurance may be inadequate, the nature of these risks is such that liabilities might exceed policy limits, the liabilities and hazards might not be insurable against, or the Company might not elect to insure itself against such liabilities due to high premium costs or other reasons, in which event the Company could incur significant costs that could have a material adverse effect upon its financial condition.

Lack of independent management could aversely affect the Company’s strategic plan.

All decisions regarding normal Company operations are made by the executive team. The Company will not have the benefit of the opinion of independent managers. The majority of the board of directors are shareholders, however, two current directors hold no shares in the Company, although they do hold unexercised options to purchase shares. The lack of independent judgment could adversely affect the Company’s strategic planning.

The Company’s quarterly operating results may vary.

The Company’s operating results are unpredictable and may fluctuate on a quarterly basis. Investors should not rely on the Company’s results of operations during any quarter as an indication of its potential results for a full year or any other quarter. Factors that may affect its quarterly results include:

•	the demand for services;

•	the condition and seasonality of the I.T. asset collection industry in general;

•	the timing and amount of costs related to the revenue from services;

•	the Company’s ability to manage anticipated growth;

•	the Company’s ability to obtain adequate financing on reasonable terms;

•	the Company’s ability to effectively and efficiently use the proceeds from any equity offering;

•	increased competition that may drive down the price of services;

•	OnePak’s ability to identify appropriate partners;

•	OnePak’s ability to negotiate and maintain cost efficient advertising; and

•	OnePak’s ability to protect intellectual property rights.

The Company’s reliance on outsourced operations could adversely affect the business, financial condition, and/or operating results.

OnePak’s operational model relies on the manufacturing, assembly and fulfillment services of third-party company services that are subject to outside risks. OnePak would be significantly impaired and possibly suffer substantial financial damage should any one of these primary partner companies go out of business or suffer an interruption in operations. The Company also contracts out its web site hosting to avoid the overhead of owning its own servers, high speed Internet circuits and I.T. staff. This outsourcing also means that the Company’s online presence and back-end order processing system (critical to all revenues) could be offline for any amount of time should the hosting company experience technical difficulties or outages, or financial hardship.

Certain limiting factors may adversely affect the Company’s financial condition, and/or operating results.

The Company believes that its continued growth and profitability will depend in large part on its ability to (i) negotiate and maintain profitable agreements with service providers and suppliers; (ii) increase awareness of its brand; (iii) develop strategic relationships with sales channels and spheres of influence in target markets; (iv) respond effectively to competitive pressures; (v) protect intellectual property rights, and (vi) attract, retain, and motivate qualified personnel. Failure to accomplish one or more of these objectives could adversely affect operations, and investors should be prepared to lose all invested funds.

The Company’s insurance coverage may not be adequate to cover all possible losses incurred as a result of unforeseen events.

Future unforeseen events that are beyond the control of the Company may affect profitability. The possibility of uninsured losses or losses in excess of insured limits relating to certain occurrences, including fire, natural disasters and terrorist activity, could have an adverse effect on the Company’s financial condition, results of operations and cash flow and, consequently, its ability to provide a return to the shareholders.

The Company is subject to certain risks in connection with its use of technology.

Future changes may cause problems that are not discovered until users stress the program extensively. There is no guarantee that the integrity or security controls of the Company’s Web site will not be breached. The negative publicity that results from such a breach would be detrimental to the OnePak brand. The process of e-commerce technology development is, by nature, uncertain, and there is no guarantee against obsolescence. There is no guarantee that elements of OnePak’s product designs and technology will not be copied or otherwise misappropriated.

Risks Associated with the Company’s Common Stock

Trading on the OTC Bulletin Board may be volatile and sporadic, which could depress the market price of the Company’s common stock and make it difficult for stockholders to resell their shares.

The Company is contemplating listing its common shares on the OTC Bulletin Board and is currently reviewing its eligibility to do so. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of the Company’s common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like Amex. Accordingly, shareholders may have difficulty reselling any of the shares.

The Company has a substantial number of warrants and options outstanding, which, if exercised, will significantly dilute existing stockholders.

As of December 31, 2009, the Company had a total of 5,615,999 warrants and 2,125,000 options outstanding, all of which are exercisable. Based on the Company’s fully diluted number of shares of 31,236,903, those options and warrant represent 24% of the Company’s equity on a fully diluted basis as of December 31, 2009. Whereas the options are predominantly held by the Company’s officers and directors, the warrants were issued to a variety of persons and entities, in particular with previous private placements of the Company’s shares. Exercises of all or a substantial amount of these warrants or options can have a significant dilutive effect on the Company’s existing shareholders.

Raising additional funds by issuing securities or through other means may cause dilution to existing stockholders, restrict the Company’s operations or require the Company to relinquish proprietary rights.

To the extent that the Company raises additional capital by issuing equity securities, the Company’s existing stockholders’ ownership will be diluted. Any debt financing the Company enters into may involve covenants that restrict our operations. These restrictive covenants may include limitations on additional borrowing and specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens, pay dividends, redeem our stock or make investments. In addition, if we raise additional funds through licensing arrangements, it may be necessary to relinquish potentially valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us.

The Company will continue to incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could affect our operating results.

As a public company, OnePak will continue to incur significant legal, accounting and other expenses that it did not incur as a private company, including costs associated with public company reporting requirements. After the effectiveness of this annual report, the Company will be subject to certain additional reporting requirements of the Securities Exchange Act of 1934, as amended. The costs of complying with such requirements may be substantial. In the event that the Company is unable to establish a base of operations that generates sufficient cash flows or cannot obtain additional equity or debt financing, the costs of maintaining the Company’s status as a reporting entity may inhibit its ability to continue operations.

The Company does not anticipate paying dividends on its common stock in the foreseeable future, and the lack of dividends may have a negative effect on its stock price.

The allocation of profits to common shareholders will only be available if the Company is successful and after the Company has satisfied its obligations to pay any current and accrued dividends. Distributions to investors are calculated based on profits, and shareholder interest could be effectively subordinated by present or future liabilities. The Shareholder must be aware that the amount of profits allocated to the shares is a percentage of the overall profits. In the event that additional shares are subsequently issued by the Company, the Shareholders will receive a reduced amount of profits. There is no anti-dilution provision. The Company has not paid dividends in the past and does not anticipate paying dividends in the near future. The Company expects to retain its earnings to finance further growth and, when appropriate, retire debt.

In certain instances investors may have limited control over decision making.

Steven V. Andon’s the Company’s CEO and President, owns 32.57% of the Company’s outstanding stock, either directly or beneficially. As a result, Mr. Andon could heavily influence matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Mr. Andon’s concentration of ownership may limit the power to exercise control by other shareholders.

ITEM 1B:	UNRESOLVED STAFF COMMENTS

The Company filed a registration statement on Form 10 on November 6, 2009, and an Amendment No. 1 to the Form 10 on February 19, 2009. The Company has received comments from the SEC on Amendment No. 1 and is in the process of responding to the comments. Until the Form 10 has cleared comments, the Company and its shareholders cannot rely on the Form 10 or the subsequent periodic reports to satisfy a requirement of current adequate information for any securities transactions.

The Company does not currently have any other unresolved staff comments.

ITEM 2:	PROPERTIES

The Company’s offices are located in rented space in Orleans, Massachusetts. This space, of approximately 1,000 square feet, has a monthly rental of $930 with cost of living adjustments and is subject to a 2 year lease which expires in December, 2010. The Company’s entire inventory is stored in its outsourced fulfillment center. The Company pays rent for its inventory based upon the number of pallets stored at the outsourced center, at the rate of $12 per pallet per month. All independent contractors and outsourced employees are responsible for their own office and warehouse space.

ITEM 3:	LEGAL PROCEEDINGS

There are no existing, pending or threatened legal proceedings involving OnePak or against any of our officers and directors as a result of their involvement with the Company.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2009.

PART II

ITEM 5:	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

OnePak has authorized both common shares and preferred shares, and presently has only common shares issued and outstanding. The common shares which have a par value of $0.001 are fully voting, non assessable shares. The Company has also issued, through private offering, two classes of preferred shares. The shares were offered with a fixed dividend, payable in cash or common stock and must be converted at a date in the future into common stock, subject to certain contingencies. All preferred shares issued have subsequently been converted to common.

At present, there is no established public trading market for the common shares of OnePak, nor is there any public trading market for the preferred shares, within the United States. The Company is contemplating listing its common shares on the OTC Bulletin Board and is currently reviewing its eligibility to do so.

The common shares of OnePak are traded on the Canadian National Stock Exchange (CNSX). The market prices in which the shares were traded on the CNSX during the past two years are as follows:

Market Price History

	High		Low
	CAN	US	CAN	US
1st Quarter 2008	$1.25	$1.29	$0.60	$0.58
2nd Quarter 2008	$0.90	$0.92	$0.49	$0.47
3rd Quarter 2008	$0.50	$0.50	$0.49	$0.45
4th Quarter 2008 (1)	$—	$—	$—	$—
1St Quarter 2009 (1)	$—	$—	$—	$—
2nd Quarter 2009 (1)	$—	$—	$—	$—
3rd Quarter 2009	$0.50	$0.47	$0.40	$0.34
4th Quarter 2009	$0.40	$0.39	$0.40	$0.37

1.	Trading of OnePak shares was halted on the CNSX, commencing August 5, 2008. The halt in trading was due to the Company’s delinquency in providing necessary financial reporting information to the Ontario Securities Commission and CNSX by the required filing deadline, following the unexpected death of the Company’s CFO. All regulatory matters have since been resolved and trading resumed on the CNSX on June 1, 2009. Since June 1, 2009, only five trades have occurred on the CNSX, all in the price range of approximately $0.39 to $0.47 per share.

(b) Holders

At the present time there are approximately 237 shareholders of OnePak common shares and no holders of preferred shares. Only one individual beneficially owns more than 5% of the outstanding common shares. That individual is Mr. Steven V. Andon, the Company’s CEO and President, who owns 32.57% of the shares, either directly or beneficially. The security ownership of management has been provided under Item 4 of this Form.

(c) Dividends

No cash dividends have been declared for any common shares of OnePak. During the current fiscal year, the Company issued 360,802 common shares to holders of the Company’s Class B preferred shares. This dividend represented a mandatory 8% dividend on the outstanding preferred shares, a conversion price of $0.75 per common share. This dividend was issued in conjunction with a conversion of the preferred shares for 3,000,000 common shares on the basis of the issue price of preferred shares of $0.50 per share.

(d) Securities authorized for issuance under equity compensation plans

NONE.

Common Shares Subject To Outstanding Options Or Warrants

Warrants

The outstanding warrants are as follows:

Number Of Warrants	Exercise Price	Fair Value of Warrants	Expiry Date

136,666	$1.25	$460	November 7, 2011
248,000	$1.25	830	November 20, 2011
3,000,000	$0.75	13,519	December 28, 2010
687,337	$1.25	2,283	December 11, 2011
349,330	$1.25	1,150	January 31, 2012
333,333	$0.75/1.25	2,844	February 3, 2011/August 3, 2013
629,656	$0.75/1.25	229,688	April 11, 2012/October 11, 2014
33,333	$0.75/1.25	17,081	February 13, 2012/August 13, 2014
198,334	$0.75/1.25	80,440	June 21, 2012/December 21, 2014

5,615,989		$348,295

The Company issued warrants in connection with the issuance of preferred and common stock. On November 21, 2007, the Company issued 2,720,000 warrants and subsequently a further 280,000 warrants in connection with the issue of 3,000,000 Class A preferred shares. The Company issued 1,072,003 warrants in connection with a private placement of common stock that was completed in three tranches on November 8, 2007, November 21, 2007, and December 12, 2007.

On February 1, 2008, the Company issued 349,330 warrants in connection with a private placement of common stock.

On August 4, 2008, the Company issued 333,333 warrants in connection with a private placement of Class B preferred stock.

On August 14, 2009, the Company authorized the issuance of 33,333 warrants for payment of presentation fees incurred by the Company.

On September 25, 2009, lenders agreed to convert loans payable and accrued interest into 538,332 common share units, with each unit including a one purchase warrant entitling the holder to purchase one common share purchase warrant.

On August 5, 2009, the Company amended the expiration date of the following warrants:

Issue Date	Number of Warrants	Exercise Price	Original Expiry Date	New Expiry Date

December 29, 2005	3,000,000	$0.75	November 21, 2009	December 28, 2010

November 8, 2007	136,666	$1.25	November 6, 2009	November 7, 2011

November 21, 2007	248,000	$1.25	November 21, 2009	November 20, 2011

December 12, 2007	687,337	$1.25	December 12, 2009	December 11, 2011

February 1, 2008	349,330	$1.25	February 1, 2010	January 31, 2012

On October 12, 2009, the Company issued 91,334 warrants in connection with a private placement of common stock.

On December 22, 2009, the Company issued 198,334 warrants in connection with private placement of common stock.

Stock Options

On February 22, 2007, the Company granted 3,000,000 stock options to employees and consultants to purchase common shares at a price of $0.50. The stock options expire on February 21, 2012.

In January 2008, the Company cancelled 350,000 stock options as a result of the death of Joseph Dore, the Company’s chief financial officer, and on July 1, 2008, the Company cancelled 1,000,000 stock options issued to William Jasper as a result of the termination of the consulting agreement with Fleming Graham Incorporated.

On July 7, 2008, the Company granted 48,000 stock options to ALACO, Inc. to purchase common shares at a price of $0.50 for two years after the date of grant. The stock options vest at the rate of 2,000 immediately followed by 2,000 per month for 24 months.

On August 14, 2009, the Company issued 375,000 stock options of which 175,000 were to an existing director, 175,000 to a newly appointed director, and 25,000 to a member of the advisory board. The stock options have a term of five years from the date of grant and vested immediately.

On December 31, 2009, the Company issued 2,000 stock options to ALACO, Inc. to purchase common shares at a price of $0.50, vesting on July 14, 2010 and expiring on July 6, 2013. On December 31, 2009, the Company also issued 25,000 stock options to an advisory board member to purchase commons shares at a price of $0.75, expiring on December 30, 2014 and vesting immediately.

As of December 31, 2009, the Company had 2,125,000 options outstanding with 1,650,000 expiring on February 21, 2012, 50,000 expiring on July 6, 2010, 375,000 expiring on August 14, 2014, 2,000 expiring on July 6, 2013, and 25,000 expiring on December 30, 2014.

Rule 144 Stock

The Company currently has outstanding 23,495,906 shares of common stock. All of the outstanding shares were issued in several private placements, in reliance upon Regulation D, Rule 506 of the Securities Act of 1933. All of the outstanding common shares, with the exception of 1,209,656 shares issued since June 1, 2009, have been held by investors for more than 1 year. Therefore, 22,087,916 common shares would be subject to transfer, pursuant to the provisions of Rule 144. Of the outstanding shares, 12,087,342 common shares are held by affiliates, the disposition on which would be subject to the terms contained in Rule 144(e).

Convertible Shares

As of December 31, 2008, the Company had outstanding 333,333 Class B preferred shares. These shares were convertible at the option of the holder into common shares of the Company on a one-to-one basis. The holder of these shares has exercised its option to convert these shares and received 360,803 common shares on September 22, 2009 in exchange for the common shares and accrued dividends at a price of $0.75 per share. As of December 31, 2009, the Company has no outstanding convertible preferred shares.

Recent Sales Of Unregistered Securities; Use Of Proceeds From Registered Securities

Common Stock

On February 1, 2008, the Company completed a private placement of 99,998 units at a price of $0.75 per unit for proceeds of $75,000. Each unit consisted of one common share and one share purchase warrant entitling the holder to acquire an additional common share at a price of $1.25 per share for a period of two years from the date of issue.

During the year ended December 31, 2009, the Company issued 289,668 common share units pursuant to the private placement for proceeds of $217,250.

On October 12, 2009 20,000 common shares were issued in payment of $15,000 of fees incurred by the Company in connection with its presentation at a trade conference in November 2008.

On August 17, 2007 3,163,892 common shares were issued to Citrine Holdings, Ltd. in connection with the Amendment to Arrangement Agreement.

Class B Preferred Stock

On August 4, 2008, the Company completed a private placement of 333,333 Class B preferred share units for proceeds of $250,000. Each unit consisted of one Class B preferred share and a warrant that entitles the holder to purchase one common share at a price of $0.75 per common share until February 3, 2011, and at $1.25 per common share until August 3, 2013.

During the quarter ended September 30, 2009, the Class B preferred shares were converted into common shares. Accumulated dividends at the time of conversion were paid by issuance of common shares at a price of $0.75 per common share. The accumulated dividends of $20,602 were paid by the issuance of 27,470 commons shares, for a total of 360,803 common shares.

Warrants

On February 1, 2008, the Company issued 349,330 warrants in connection with a private placement of common shares.

On August 4, 2008, the Company issued 333,333 warrants in connection with a private placement of Class B preferred shares.

On August 14, 2009, the Company authorized the issuance of 33,333 warrants for payment of presentation fees incurred by the Company.

On October 12, 2009, the Company issued 538,322 warrants in connection with the conversion of loans to common share units in connection with a private placement of common shares.

On October 12, 2009, the Company issued 91,334 warrants in connection with a private placement of common shares.

On December 12, 2009, the Company issued 198,334 warrants in connection with a private placement of common shares.

ITEM 6:	SELECTED FINANCIAL DATA

Pursuant to permissive authority under Regulation S-K, Rule 301, the Company has omitted Selected Financial Data.

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report contains forward-looking statements within the meaning of the U.S. federal securities laws. Actual results and the timing of events could differ materially from those projected in forward-looking statements due to a number of factors, including those described under “Item 1A — Risk Factors” and elsewhere in this Annual Report. See “Special Note Regarding Forward-Looking Statements.”

OnePak, Inc. (“OnePak” or the “Company”) is a Nevada Corporation which was formed in 2005, specializing in the new regulatory-driven niche of e-waste collection. The Company provides online and onsite information technology to manage the process of packaging and transporting used computer equipment, consumer electronics and other hazardous or sensitive electronic waste for reuse and recycling. Since its inception, OnePak has not been involved in any bankruptcy, receivership or similar proceedings. In addition, the Company has not been involved in any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of business.

Our fiscal year end is December 31, 2009.

Liquidity

As reflected in the accompanying financial statements, at December 31, 2009, the Company had $58,838 cash on hand and a stockholders’ equity of $205,808. To date, the Company has funded operations primarily from private equity financings and short term borrowings. While management believes in the viability of its strategy to improve sales volume and in its ability to raise additional funds, there can be no assurances to that effect.

At December 31, 2009, the Company had $503,757 in total assets, compared to $628,886 at December 31, 2008. This was primarily due to the decrease of accounts receivable. The Company’s inventories also decreased to $38,949 at December 31, 2009 from $68,318 at December 31, 2008 due to faster inventory turnover, discontinuation of some slow-moving product types, and management’s choice to carry smaller inventories of existing products to reduce costs.

At December 31, 2009, our total liabilities was $297,949 compared to $461,429 at December 31, 2008. Liabilities consist of accounts payable; Loan payable, capital lease payable and deferred revenue. Accounts payable increased to $291,739 at December 31, 2009 from $247,639 at December 31, 2008 primarily due to an increase of $75,000 in deferred revenue.

The Company is factoring specific invoices when it requires cash. The term of the financing is approximately 30 days and costs 2% of the invoice amount and the transactions are disclosed in the financial footnote No. 3. The factoring option is responsible for the decrease in accounts receivable. The increased cash flow has permitted the Company to reduce its accounts payable as well. In addition, the Company borrowed an additional $200,000 on a short term basis during the first half of 2009. These loans were scheduled to become due between May 31, 2009 and October 20, 2009. However, during the third quarter of 2009, the lenders converted the loans to common share units. (NOTE 6).

At present, the revenues earned from sales are not sufficient to cover all of the Company’s liabilities. The Company has found it necessary to raise additional capital in order to continue to finance the operation through the next year. The current economic climate and early stage of the Company’s business makes conventional debt financing unavailable. Therefore, the Company has commenced a current private placement offering for units comprised of one $0.001 par value common share and one warrant to purchase an additional $0.001 par value common share at a price of $0.75 per unit. The Company is attempting to raise $3,000,000 through the private placement offering. Management believes that it will be able to raise equity or debt capital through private placements to finance operations until the Company’s cash flow becomes positive. The offering, which commenced on July 1, 2009, raised $217,250 during the year ended December 31, 2009.

Capital Resources

The model for the Company does not contemplate any material commitment for capital expenditures. At present, the Company plans to continue its business plan to expend a minimum amount of funds on capital projects and to outsource those services that would normally require a capital commitment. The major exception to this overall plan would be the continued requirement to purchase software from time to time.

Results of Operations

The Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

Revenues. Our Revenues increased to $1,010,576 for the twelve months ended December 31, 2009 from $710,853 for the twelve months ended December 31, 2008 as a result of expanded operations, positive growth in the normal course of operations from existing customers, and management’s increased sales and marketing efforts to obtain new customers.

Costs of Goods Sold. Costs of Goods Sold decreased to $295,980 for the twelve months ended December 31, 2009 from $462,541 for the twelve months ended December 31, 2008. Costs of Goods Sold consist of purchases from vendors, assembly and freight and decreased because of management’s efforts to discontinue some products which had higher costs in favor of those that have lower costs, and because of management’s efforts to refine some products and assembly processes to become more efficient.

Gross Profits. Gross Profits increased to $714,596 for the twelve months ended December 31, 2009 from $248,312 for the twelve months ended December 31, 2008. The gross profit percentage for the twelve months ended December 31, 2009 was 71% compared to 35% for the twelve months ended December 31, 2008. Gross profits and gross profit percentage increased due to an increasing portion of revenue being derived from information technology (electronic transaction fees and software usage fees), and less emphasis on product sales which are associated with a higher cost of goods sold. Management intends to continue to pursue developing revenues from information technology offerings which produce higher gross operating margins.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased to $103,756 for the twelve months ended December 31, 2009 from $52,471 for the twelve months ended December 31, 2008. The increase is partly due to new purchases of fixed assets during the current period.

Consulting Fees. Consulting fees decreased to $445,424 for the twelve months ended December 31, 2009 from $469,958 for the twelve months ended December 31, 2008. The decrease is due to management’s efforts to concentrate on sales and marketing rather than operational expansion, thereby requiring less management consulting.

Professional Fees. Professional fees increased to $191,618 for the twelve months ended December 31, 2009 from $166,468 for the twelve months ended December 31, 2008. This increase is due to the Company’s operational growth and increased business activities in the normal course of business.

Salaries and Wages. Salaries and wages expense increased slightly to $356,966 for the twelve months ended December 31, 2009 from $309,665 for the twelve months ended December 31, 2008. The increase is due to the Company adding part-time employees to assist with management and organization of the business.

General and Administrative Expenses. Selling, General and Administrative Expenses increased to $531,749 for the twelve months ended December 31, 2009 from $324,090 for the twelve months ended December 31, 2008. General and Administrative Expenses consist of advertising of $3,752 and corporate administrative expenses of $516,234 at December 31, 2009. This increase is due to increased focused on sales and the associated expenses incurred with the selling process.

Interest Income. Interest Income decreased to $748 for the twelve months ended December 31, 2009 from $3,412 for the twelve months ended December 31, 2008. Interest Income decreased due to cash balance decrease and interest rate decline at December 31, 2009.

Interest Expense. Interest expense increased to $40,360 for the twelve months ended December 31, 2009 from $8,740 for the twelve months ended December 31, 2008. Interest expense increased because of increases in borrowings.

Gain on Conversion of Loan Payable. Gain on conversion of loan payable increased to $3,473 for the twelve months ended December 31, 2009 from $NIL for the twelve months ended December 31, 2008. The increase is to due to the conversion of $385,750 of debt into common stock shares.

The Company’s financial condition has changed considerably over the past two years. Initially, OnePak’s efforts focused on the production and distribution of its packaging kits for the purpose of safely transporting electronic equipment for recycling and other purposes. This concept evolved into the OnePak tracking website that enabled a reshipper of equipment to obtain the necessary materials, shipping information and logistics to enable the customer to go to one source to obtain all of the components necessary to ship the electronic equipment.

The Company has experienced a general trend of increasing revenues by expanding sales and marketing efforts and capitalizing on business opportunities with existing customers. Management has found that there are significant niche opportunities in expanding information technology service offerings in the reverse logistics industry, which are related to the product offerings which initially formed the basis of operations.

More specifically, Management has ascertained that tracking and reporting of items in transit is more in demand than the packaging materials required to ship those items. As such, the Company has focused its primary efforts on expanding online services associated with managing the logistics process as opposed to being a shipping supply distributor.

Product versus service revenue for the years ended December 31, 2009 and 2008 are as follows:

	Product	Service
2008	95%	5%
2009	83%	17%

As a result of this increased focus on information technology rather than product sales, the Company has increased gross operating margins during the past six fiscal quarters. Revenues generated from online transaction fees, hosting services, and software development have a lower cost of goods sold ratio than the Company’s product sales, thereby allowing for higher operating margins.

Management believes that this trend toward generating an increased percentage of revenues from information technology offerings will have a materially favorable impact on revenues and future earnings.

Management believes that the current trend of environmental regulation affecting the proper handling of electronic waste will favorably impact the Company’s revenues in the future. Increased regulation of e-waste disposal results in a larger supply stream of materials which must be transported and recycled rather than disposed of in local landfills. Beyond the Company’s ongoing increased efforts to sell information technology offerings rather than traditional products, Management is not aware of any events that would be expected to cause a material change in the relationship between costs and revenues.

Between 2006 and 2009, inflationary costs of raw materials and transportation resulted in higher cost of goods sold, thereby negatively affecting the Company’s gross operating margins on product sales. The Company sells various shipping supply products made out of cardboard, paper, and plastic, all of which experienced a rise in production and transportation cost due primarily to the sharp increase in the cost of petroleum. This reduction in operating margins was a primary impetus in management’s decision to pursue higher margin information technology service offerings, and place less emphasis on product sales. Management believes that the switch in the Company’s emphasis from selling products to selling services will substantially decrease the potential volatility in the cost of raw materials and transportation in the future.

Off Balance Sheet Arrangements

As of December 31, 2009, the Company did not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company did not have any operations which implicated market risk as of the end of the latest fiscal year.

ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required to be filed pursuant to this Item 8 begin on page F-1 of this report.

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A (T):	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934 as amended (Exchange Act), as of December 31, 2009. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this annual report on Form 10-K has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to its management, including its principal executive and principal financial officer, to allow timely decisions regarding required disclosure.

Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based upon their evaluation, they concluded that we did not maintain effective internal control over financial reporting as of December 31, 2009, based on the specified criteria They identified control deficiencies regarding: (1) lack of segregation of duties; (2) lack of timely completion of financial control and reporting processes; and (3) need for stronger internal control environment. Also, the Chief Executive Officer’s wife, a former employee of the Company, received salary amounting to a total of $48,000 during 2009 and 2010, while no longer being employed by the Company. This oversight was detected by the Company’s Audit Committee and the total amount was converted into a loan, with an annual interest rate of 4% and a maturity date of December 31, 2010. This amount was expensed in the Company financial statements as of and for the year ended December 31, 2009. The loan was repaid in full on April 20, 2010 by Steven v. Andon, the CEO of the Company, by transferring 751,860 of his common shares to the Company treasury. We believe that these material weaknesses are due to the fact that we only have one full-time employee. During the current fiscal year ending on December 31, 2010, the number of such employees will still be limited and may prevent adequate controls in the future, such as segregation of duties, due to cost/benefit of such remediation.

The control deficiencies that we identified could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis. Accordingly, we have determined that these combined control deficiencies constitute a material weakness.

In light of this material weakness, we performed additional analysis and procedures in order to conclude that our financial statements for the year ended December 31, 2009, included in this Annual Report on Form 10-K were fairly stated in accordance with accounting principles generally accepted in the United States. Accordingly, we believe that despite our material weaknesses, our financial statements for the years ended December 31, 2009 and 2008, are fairly stated, in all material respects, in accordance with United States generally accepted accounting principles

Attestation Report of Registered Public Accounting Firm

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Controls

There were no significant changes in our internal controls over financial reporting that occurred during the quarter and year ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B:	OTHER INFORMATION

None.

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

The following table presents information with respect to the Company’s officers, directors and significant employees as of December 31, 2009:

Name	Age	Position
Steven V. Andon	41	President, Chief Executive Officer, Chief Financial Officer, and Corporate Director
Charles A. Andon	43	Chief Information Technology Officer and Corporate Director
Horacio R. Marquez	52	Vice President of Finance and Corporate Director
Philip G. Baker	76	Corporate Director
Arthur L. Eilertson	75	Corporate Director

Each director serves until the next annual meeting of shareholders and until his/her successor shall have been elected and qualified.

Set forth below is biographical information regarding the current officers, directors and significant employees of the Company as of the date of this Report.

Steven V. Andon, age 41, CEO and President - Mr. Andon has served as a Director of the Corporation from 2005 through the present. He also serves on the Board’s Audit Committee. He has been CEO and President since its inception. Mr. Andon is the founder and primary creative force behind OnePak. He brings close to 20 years of entrepreneurial experience to the Company. He has been a featured entrepreneur in Mass High Tech, The Boston Globe, Newsweek.com and other publications, and has received awards for technical excellence, best new products, and triple-digit ROI success.

Mr. Andon focuses his skills on developing creative solutions to existing problems, converting those solutions into valuable intellectual property, and then leveraging that intellectual property into businesses with shareholder value. This original and resourceful thinking, coupled with his particular ability to attract big company interest in his start-up ventures, creates dynamic businesses with unusual results.

Prior to founding OnePak, Mr. Andon was a co-founder and CEO of CyberCom, Inc., a privately held information technology services company incorporated in 1998. CyberCom provided management software for controlling internet access to the hospitality industry and other public access sectors. CyberCom is still an operational company and Mr. Andon maintains primarily a passive ownership interest in the business.

Prior to CyberCom, Mr. Andon previously founded Telnet Communications Corporation, a privately owned telecommunications company, incorporated in 1994. Telnet held a public utility license in the State of Massachusetts from 1995 through 2000. The company was sold to Alpha Telecom in 2000. Prior to becoming an entrepreneur, Mr. Andon worked as an information technology manager from 1992 through 1995 at Synetics Inc., an engineering and technical services firm acquired by ACS in the late 1990s. From 1988 through 1992, Mr. Andon worked at Harvard Law School as an intern where he managed and developed computer systems for managing on campus housing and security.

Mr. Andon holds a bachelor’s degree in Management from Bentley University, and graduated with an MBA in Computer Science & Information Technology from the Bentley University McCallum Graduate School of Business. He currently lives in Brewster, Massachusetts with his wife, daughter and son.

Charles A. Andon, age 43, Chief Information Technology Officer and Corporate Director - Mr. Andon, brother of Mr. Steven V. Andon, has served as a Director of the Corporation from 2006 through the present. He is also a member of the Board’s Compensation and Audit Committees. He has been the Chief Technology Officer since inception. Mr. Andon has almost two decades of experience as a technology executive, engineer and business owner. As CEO of CyberCom, Inc., an online transaction control and security software company he has headed since 1997, Mr. Andon drives the Company’s technical initiatives, product development, and market directives.

With an extensive background in high-reliability / low fault tolerance hardware and software design, Mr. Andon provides a unique perspective on building robust products and businesses. He has also served as founding board member of US CyberCraft, a software engineering and design company he founded in 1992. Prior to founding USCC and joining CyberCom as CEO, Mr. Andon served as a lead engineer of the Space Systems Design Group at Lockheed Martin’s Infrared Imaging Division.

Mr. Andon graduated Magna Cum Laude with a bachelor’s degree in Electrical Engineering from Northeastern University. He lives in Nashua, New Hampshire.

Horacio R. Marquez, age 52, Vice President of Finance and Corporate Director - Mr. Marquez was elected to the Board in August, 2009. Mr. Marquez is a prominent emerging capital markets specialist and international economics analyst with more than 25 years experience in Wall Street finance.

Since 2005, Mr. Marquez has been an independent global capital markets analyst, consultant and published author. He has authored reports for various financial organizations such as Agora Publishing and the Oxford Club. He is an editor of the Money Map Report newsletter, the Money Map VIP Trader and MoneyMorning.com, and also serves as an Oxford Club Investment Advisory Panelist. He has also co-authored a book on uranium investing. His current focus is finding highly promising opportunities in equities, currencies, bonds, commodities and real estate around the globe for his clients and readers.

Between 2003 and 2005, Mr. Marquez was a senior team member with Latin American Finance Group, Ltd. working in the hostile takeover of a $1 billion US, publicly-traded company. In the second half of 2004, he started identifying highly-profitable opportunities in global equity markets independently and publishing his recommendations in various financial publications.

Mr. Marquez previously served at ADP Capital Management. As the newly appointed Head of Credit and Analysis, in 2000 and early 2001, Mr. Marquez quickly identified the very high credit risks in many major companies, including Worldcomm, Enron, Ford, GM and Chrysler, as well as in other highly leveraged companies. At the time all were rated as mid-investment grade credits by the major rating agencies and these risks were not priced into the market. He also recognized the high credit risks due to lack of transparency in all the top-rated Structured Investment Vehicles that were not fully guaranteed by strong banks. He proceeded to cancel all their credit approvals and recommended ending all existing exposure. This resulted in several hundreds of millions of dollars of loss avoidance for ADP Capital Management, since all those credits had major credit problems leading to defaults or downgrades to low sub-investment grade credit risk categories.

Mr. Marquez previously served as Head of Emerging Markets Research for Merrill Lynch Asset Management and Director of Economic and Financial Research for Swiss Bank . He has also held positions at Touche Ross & Co., Barclays Bank, First National Bank of Boston and has been involved in a number of foreign government debt, private equity and venture capital transactions.

At Merrill Lynch Asset Management, Mr. Marquez correctly anticipated and helped take advantage of the Argentine fiscal crisis of September 1994, the Mexican current account crisis of December 1994, and the Russian crisis of 1998. While at Swiss Bank, he recommended the purchase of Peruvian defaulted debt anticipating that Peru would repurchase it silently in the markets. The Government of Peru warmed up to his idea and hired Swiss Bank in 1995 to execute the buyback.

Mr. Marquez served as Director of Sales and Operations, Latin America & Caribbean, of Barclays Bank’s Travellers Cheques unit. There he built and lead the 50-person sales and operations team, including five Vice Presidents deployed locally in five Latin American capitals, covering all the major banks and foreign exchange houses in the region.

Prior to Barclays, as a consultant at Touche Ross & Co, Mr. Marquez specialized in corporate finance. He consulted in major airlines and major grocery wholesalers M&A engagements, with companies and entrepreneurs in strategy and business planning, with insurance companies in real estate feasibility studies and with local and foreign governments in creating new tax and financial systems.

Prior to his work at Touche Ross, as a credit and loan officer for First National Bank of Boston, Mr. Marquez submitted requests for credit limit approval for major multinationals and Emerging Market country and government-owned borrowers and managed commercial relationships with corporate customers of the bank.Mr. Marquez lives with his family in Princeton, New Jersey.

Philip G. Baker, age 76, Corporate Director - Mr. Baker has served as a Director of the Corporation from 2005 through the present. He is also a member of the Board’s Compensation and Audit Committees. Hampshire Capital Corporation, a privately owned venture capital firm established in 1979, of which Mr. Baker is the president, provides financial and business strategy advice to OnePak. A veteran entrepreneur, private investor, and capital markets strategist, he is also chairman of the board of Citrine Holdings Limited (“Citrine”), a publicly held corporation, director of SIMS Corporation, a privately-held self-insured workers’ compensation company, and Intellex Technologies Limited, a privately-held intellectual property firm that is a subsidiary of Citrine.

Hampshire Capital Corporation sometimes invests its own funds and/or acts as a business consultant to privately and publicly held micro and small-cap companies. Originally licensed as a Small Business Investment Company (SBIC) by the US Small Business Administration, Hampshire is now un-regulated. Mr. Baker was previously an officer and director of Topaz Business Development Corporation and an officer of Leopardus Resources Limited, both public companies. Prior to formation of Hampshire Capital, his businesses were those of private investor, commercial-mortgage broker, corporate financier and general business consultant. He has held various licenses in the fields of finance, insurance, and real estate, and has served on the boards of numerous corporations. He has managed many corporate financings and real estate projects, advising entrepreneurs, developers, and corporations on debt and equity financing procedures and opportunities.

Mr. Baker served as a Captain in the United States Air Force and holds a bachelor’s degree from Boston University’s College of Communication. He and his wife live in New Castle, New Hampshire and have two adult sons.

Arthur L. Eilertson, age 75, Corporate Director - Mr. Eilertson was elected to the Board in July, 2008. Mr. Eilertson has over 50 years of personal, executive level management, and consultancy experience in graphics, corporate identity and allied areas and is currently a highly respected brand strategy consultant. He has a broad industry background, comprising consumer products, packaging, hardware, financial services, communications, high technology, and more.

In 1985 he founded the Boston office of Fitch, Inc., an internationally renowned design firm. During his years there he served on the board of directors and as Director of Graphics and General Manager before retiring as Senior Vice President in 2000. Early in his career, following his graduation from the Massachusetts College of Art in 1956 with a Bachelor of Fine Arts degree, he held progressively more responsible positions as Graphic Designer, Senior Packaging Designer, Partner, Treasurer and Senior Vice President with three other firms, most notably Gregory Fossella Associates.

Mr. Eilertson has received over 200 design awards, including Best of Show at the Boston Art Directors Show. In 1996 his alma mater gave him the Robert P. Gersin Award, established in 1991 by the Design Insight Foundation and presented only once every few years to alumni who have made significant contributions in the fields of product, interior, packaging, graphic or exhibition design. He is a member of numerous professional associations. A father of five and grandfather of ten, he lives in Beverly, Massachusetts.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, no director, person nominated to become a director, executive officer, promoter or control person of the Company: (1) had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) was convicted in a criminal proceeding or subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or (4) was found by a court of competent jurisdiction in a civil action or by the U.S. Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Family Relationships

Steven V. Andon and Charles A. Andon share a family relationship as brothers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors and officers of the Company and persons who own more than 10 percent of the Company’s common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the common stock. Directors, officers and more than 10% shareholders are required by the Exchange Act to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, the following persons have failed to file, on a timely basis, the identified reports required by the Exchange Act during the most recent fiscal year:

Name	Principle Position	Number of Late Reports	Transactions Not Timely Reported	Know Failures to File a Required Form (1)
Steven V. Andon	President, Chief Executive Officer, Chief Financial Officer, and Corporate Director	2	0	2
Charles A. Andon	Chief Information Technology Officer and Corporate Director	2	0	2
Horacio R. Marquez	Vice President of Finance and Corporate Director	3	1	3

Philip G. Baker	Corporate Director	2	0	2
Arthur L. Eilertson	Corporate Director	3	1	3
Nizar Y Bharmal	Interim CFO	2	0	2

1.	The Company’s directors and officers are working diligently to file their outstanding Section 16(a) forms in due course.

Nomination Process

As of the date of this Report, the Company has not effected any material changes to the procedures by which shareholders may recommend nominees to the Company’s board of directors. OnePak’s board of directors does not have a policy with regards to the consideration of any director candidates recommended by shareholders. The Company’s board of directors has determined that it is in the best position to evaluate our Company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on the board of directors. If shareholders wish to recommend candidates directly to the board, they may do so by sending communications to the President of the Company at the address on the cover of this annual report.

Director Independence

The following is a list of Directors identifying them as independent directors, utilizing the NASDAQ Market Place Rule 4200(a)(15).

Steve V. Andon	Not Independent

Charles A. Andon	Not Independent

Horacio R. Marquez	Not Independent

Philip G. Baker	Not Independent

Arthur L. Eilertson	Independent

The Company recognizes that, at present, the majority of the Directors on the Board of Directors are not independent directors. Directors who are not independent abstain from voting on any matter that either directly or indirectly affects them, including compensation matters. The Company maintains an audit committee and a compensation committee.

Audit Committee and Audit Committee Financial Expert

The Company’s board of directors has determined that the Company does not have a board member that qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B, nor does it have a board member that qualifies as “independent” as the term is used in Item 7(d) (3) (iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended. While the Company is not presently required to comply with the director independence requirements of any securities exchange in the United States, it is in compliance with the director independence requirements of the Canadian National Stock Exchange.

The Company’s Audit Committee assists the board of directors in fulfilling its oversight responsibilities by:

•	reviewing quarterly and annual consolidated financial statements and financial information filed with the Securities and Exchange Commission;

•	establishing financial accounting principles and policies;

•	identifying any irregularities in the management of the business in consultation with the Company’s independent accountants, and suggesting any appropriate course of action;

•	reviewing the auditor’s fees; and

•	recommending the engagement of auditors to the board of directors.

The committee intends to meet as often as is necessary throughout the year to carry out its duties.

The following is a list of the members of the Audit Committee (1):

Horacio R. Marquez (2)	VP of Finance

Philip G. Baker	Corporate Director

1.	Charles A. Andon served as an Audit Committee member until April 5, 2010, at which time Horacio R. Marquez was elected to the Audit Committee to replace him.
2.	Steven V. Andon served as a member of the Audit Committee during the 2009 fiscal year. As of April 15, 2010, Mr. Andon will no longer serve as a member of the Audit Committee.

Code of Ethics

The Company has adopted a code of ethics for all of the employees, consultants, directors and officers which has been filed with the U.S. Securities and Exchange Commission. The Company will provide to any person a copy of the Company’s code of ethics, without charge, upon request. Requests may be mailed to the Company’s offices at: OnePak, Inc., 56 Main St. 2nd Floor, Post Office Box 130, Orleans, MA 02653

ITEM 11:	EXECUTIVE COMPENSATION

The following table sets forth for the fiscal years ended December 31, 2009 and 2008 the compensation awarded to, paid to, or earned by the Company’s executive officers:

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary (c)	Bonus (d)	Stock Awards (e)	Option Awards (f)	Non- Equity Incentive Plan Compensation (g)	Non qualified Deferred Compensation Earnings (h)	All Other Compensation (i)	Total (j)
Steven V. Andon CEO, President	2008	$180,000						$2,581	$182,581
	2009	$180,000						$8,242	$188,292

Nizar Y. Bharmal (1) Interim CFO	2008							$19,304	$27,596
	2009

Charles A. Andon (2) CTO	2008							$132,000	$132,000
	2009							$144,000	$144,000

Arthur L. Eilertson (3) Director	2008
	2009							$46,901	$46,901

Philip G. Baker (4) Director	2008							$90,000	$90,000
	2009							$30,000	$30,000

Horacio R. Marquez (5) VP of Finance	2008
	2009							$46,901	$46,901

1.	Nizar Y. Bharmal’s compensation was paid through Nizar Bharmal Inc. which is an accountancy practice established in 1985 and operated by Mr. Bharmal. On August 14, 2009, Steven V. Andon was elected to the position of interim CFO to replace Mr. Bharmal. Mr. Bharmal resigned from the board of directors of the Company on August 12, 2009. Nizar Bharmal Inc. no longer does any business with the Company.
2.	Charles Andon’s compensation is paid through Chevco Inc., which is a software development and engineering services company incorporated in 2007 and operated by Mr. Andon. Through Chevco Inc., Mr. Andon provides consulting services to the Company pursuant to a Consulting Services agreement. Chevco Inc. also serves other clients besides the Company and does not have any other relationship with any of the Company’s customers or suppliers.
3.	Arthur Eilertson had options issued on August 14, 2009 which were classified as other compensation.
4.	Philip G. Baker is compensated pursuant to a consulting agreement through Hampshire Capital as a consultant to assist management with operating and financing the Company. Hampshire Capital, a company operated by Mr. Baker, serves other clients besides the Company and does not have any other relationship with any of the Company’s customers or suppliers.
5.	Horacio R. Marquez had options issued on August 14, 2009 which were classified as other compensation.

Narrative Disclosure to the Summary Compensation Table

Steve V. Andon, Chief Executive Officer, interim Chief Financial Officer, President, and Director

Steven V. Andon currently serves as the Company’s Chief Executive Officer pursuant to an employment agreement that became effective on November 1, 2007 and expires on November 1, 2010. OnePak may not terminate Mr. Andon’s employment without cause during the three year term of the agreement. Pursuant to the employment agreement, Mr. Andon receives a salary in the amount of $180,000 per year and a leased vehicle. For the 12-month period ended December 31, 2009, in addition to his annual salary, Mr. Andon recognized a total of $3,776 of compensation for the personal use associated with the leased vehicle and was paid $4,516 for vacation days not taken. He was compensated by the Company the total sum of $188,292.

Charles A. Andon, Chief Technology Officer, Secretary, and Director

Charles A. Andon currently serves as the Chief Technology Officer of the Company and provides consulting services to the Company pursuant to a Consulting Services Agreement through Chevco Consulting Group. Pursuant to the terms of the agreement, Mr. Andon provides consulting services to the Company in the areas of networked computer programming and database design in connection with the internet portal located in the world wide web at www.onepak.com. The agreement became effective on January 1, 2008 and shall continue in effect until terminated by OnePak or Mr. Andon upon ten (10) days written notice. Mr. Andon’s consulting services may be terminated by OnePak immediately upon written notice for cause. Pursuant to the consulting agreement and in the absence of specific invoicing for consulting services exceeding 120 hours per month, Mr. Andon receives a consulting fee in the amount of $12,000 per month or $144,000 per year.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding each unexercised option held by each of our named executive officers as of December 31, 2009:

Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)(4)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested(#) (g)	Market Value of Shares or Units of Stock That Have Not Vested (h	Equity Incentive Plan Awards Number of Unearned Shares Units or Other Rights That Have Not Vested(#) (i)	Equity Incentive Plan awards Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested($) (j)
Steven V. Andon (1)	175,000	—	—	$0.50	02/21/2012	—	—	—	—
Charles A. Andon (2)	175,000	—	—	$0.50	02/21/2012	—	—	—	—
Nizar Y. Bhamal (3)	175,000	—	—	$0.50	02/21/2012	—	—	—	—

1.	CEO
2.	CTO
3.	Interim CFO
4.	Column (b): Options were granted five years prior to the expiration date and vested immediately.

Director Compensation

Name (a)	Fees Earned or Paid in Cash (b)	Stock Awards (c)	Option Awards (d)	Non- Equity Incentive Plan Compensation (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (f)	All Other Compensation (g)	Total (h)

Steven V. Andon

Philip G. Baker (1)

Charles A. Andon

Arthur L. Eilertson			$46,901				$46,901

Horacio R. Marquez			$46,901				$46,901

1.	Mr. Baker is compensated pursuant to a consulting agreement through Hampshire Capital as a consultant to assist management with operating and financing the Company. Hampshire Capital, a company operated by Mr. Baker, serves other clients besides the Company and does not have any other relationship with any of the Company’s customers or suppliers.

Compensation Discussion and Analysis

Compensation Committee

The Company has established a Compensation Committee which is composed of the following members.

Charles A. Andon	CTO, Secretary, and Corporate Director
Philip G. Baker	Corporate Director
Arthur L. Eilertson	Corporate Director

The Compensation Committee sets executive compensation, makes recommendations to the board of directors concerning director and employee compensation, and provides guidance with respect to the principles behind the Company’s compensation decisions and overall compensation philosophy and objectives. The committee intends to meet as often as is necessary throughout the year to carry out its duties.

The objectives of the compensation program are:

•	to attract and retain individuals critical to the success of the Company;

•	to reward performance of individuals by recognizing their contribution to the Company; and

•	to compensate individuals based on their performance.

Compensation Philosophy

The compensation philosophy of the Company is to provide competitive pay and reward employees for their contribution to the operation and financial performance of the Company and the Company’s success in achieving its short-term and long-term goals. The Compensation committee believes that the Company’s compensation program should appropriately reward executive officers for their performance and at the same time effectively control compensation costs. This balance is designed to motivate the Company’s executive officers to perform in a manner that maximizes corporate performance.

Components of Executive Compensation

Cash-Based Compensation. Base salary is determined by evaluating the responsibilities associated with the employee’s overall level of experience and an employee’s position at the Company.

Equity-Based Compensation. The Compensation Committee and the board of directors believe that stock options represent an important component of a well-balanced compensation program. Because stock option awards provide value only in the event of share price appreciation, stock options enhance management’s focus on maximizing long-term stockholder value and thus provide a direct relationship between an executive’s compensation and the stockholders’ interests. No specific formula is used to determine stock option awards for an employee. Rather, individual award levels are based upon the evaluation of each employee’s overall past and expected future contributions to the success of the Company.

Indemnification

Under the Bylaws of the corporation, the Company may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney’s fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of the date hereof with respect to the beneficial ownership of our common stock, the sole outstanding class of our voting securities, by each executive officer and director and all executive officers and directors as a group. Other than our executive officers and directors, we do not have any other stockholder we know to be the beneficial owner of 5% or more of our common stock.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities which are convertible or exchangeable into securities of the issuer. As of December 31, 2009, we had 31,236,903 shares of our common stock outstanding on a fully diluted basis, including certain issued and outstanding options and warrants, which we have included for purposes of computing the percentage of the person holding such options in the table below.

Amount and Nature of

Beneficial Ownership

Name and Address of Beneficial Owner	Shares	Options/ Warrants	Total	Percentage of Shares Outstanding
Steven V. Andon 56 Main St. POB 130 Orleans, MA 02653	10,000,000 owned beneficially through Amethyst Brook Holdings, LLC	175,000 options	10,175,000	32.57%

Charles A. Andon 56 Main St. POB 130 Orleans, MA 02653	1,000,000 owned directly	175,000 options	1,175,000	3.76%

Philip G. Baker 9 Wild Rose Lane POB 178 New Castle, NH 03854	29,023 owned directly, 1,694,924 shares owned through a revocable trust (1) and 22,905 shares held by Hampshire Capital Corporation (2)	175,000 options	1,921,852	6.15%

Arthur L. Eilertson 35 Prince St. Beverly, MA 01915	0	175,000 options	175,000	0.56%

Horacio R. Marquez 474A Quaker Rd. Princeton, NJ 08540	0	175,000 options	175,000	0.56%

All officers and directors as group (five (5) persons)	12,683,947	875,000	11,904,023	43.6%

(1)	Mr. Baker disclaims beneficial ownership of shares held by the Baker Family Trust.
(2)	Mr. Baker is the President of Hampshire Capital Corporation and disclaims beneficial ownership of shares held by Hampshire Capital Corporation.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons and Promoters

The Company entered into a letter of intent dated June 6, 2006 with Citrine Holdings Limited (“Citrine”), a reporting issuer in the province of British Columbia and having a common director. The letter of intent contemplated a simultaneous prospectus and plan of arrangement. Under the terms of the letter of intent, the shareholders of the Company were to exchange their shares on a one-for-one basis for 88% of the shares of a newly incorporated wholly owned subsidiary of Citrine and Citrine was to own the remaining 12% interest.

Rather than implement the letter of intent, the Company and Citrine agreed that the Company should go public via a direct filing for a listing on the CNSX. This was approved by the Ontario Securities Commission and the Company became a reporting issuer in the province of Ontario. On July 26, 2007, the parties executed an amendment to the arrangement agreement that provided for the Company to issue common shares to Citrine so that Citrine owned 12% of the issued and outstanding shares of the Company on a fully diluted basis, and Citrine agreed to distribute these shares to its shareholders on a pro-rata basis as a dividend. The intent of the transaction was to increase the number of shareholders in the Company for the purpose of meeting minimum requirements for obtaining a future listing on a public exchange in Canada.

The Company distributed 3,163,892 common shares to Citrine shareholders pursuant to an amended arrangement agreement. These shares were recorded at their estimated fair market value of $0.02 per common share or $63,278. In addition, the Company paid Citrine a fee of $160,000 for its services during the year ended December 31, 2006.

During the year ended December 31, 2008, the Company paid $8,027 for accounting services which was paid to Nizar Bharmal, Inc., a corporation majority owned by Nizar Y. Bharmal, who at the time was a director of the Company. After the unexpected death of the Company’s late CFO Joseph Dore, Mr. Bharmal, a certified general accountant in Canada, acted as interim CFO and performed accounting services for OnePak during 2008 in addition to his regular role as a director of the Company.

Philip G. Baker is the chairman of Citrine. Mr. Baker’s role as corporate consultant and business development specialist through Hampshire Capital is to provide direction for the Company’s corporate compliance, contract administration, financing strategies (including investor relations) and operational controls. He is compensated as a consultant to assist management with operating and financing the Company.

By definition, management believes Mr. Baker would not qualify as a promoter of the Company as he was not a founder or organizer of the Company, and has not directly or indirectly received 10 percent or more of any class of securities or the proceeds from the sale of any such securities.

The Company had made a loan in the total amount of $135,335, including interest at the annual rate of 10% to Steve Andon, its CEO. Also, the CEO’s wife, a former employee of the Company, received salary amounting to a total of $48,000 during 2009 and 2010, while no longer being employed by the Company. This oversight was detected by the Company’s Audit Committee and the total amount was converted into a loan with an annual interest rate of 4%. Both loans were repaid by Mr. Andon in full on April 20, 2010 by transferring 1,018,526 of his common shares to the Company treasury.

Director Independence

The following is a list of Directors identifying them as independent directors, utilizing the NASDAQ Market Place Rule 4200(a)(15).

Steven V. Andon	Not Independent
Charles A. Andon	Not Independent
Horacio R. Marquez	Not Independent
Philip G. Baker	Not Independent
Arthur L. Eilertson	Independent

The Company recognizes that, at present, the majority of the Directors on the Board of Directors are not independent directors. Directors who are not independent, abstain from voting on any matter that either directly or indirectly affects them, including compensation matters. The Company maintains an audit committee and a compensation committee.

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for the last two fiscal years for professional services rendered by the principal accountants, M&K CPAS, PLLC, for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory engagements for those fiscal years were: $19,000 for the year ended December 31, 2009 and $19,000 for the year ended December 31, 2008.

Audit-Related Fees

The aggregate fees billed by M&K CPAS, PLLC for audit related services for the fiscal year ended December 31, 2009, and which are not disclosed in “Audit Fees” above, were $32,500. These fees were incurred for services related to the Company’s registration statement and response to SEC comments. The aggregate fees billed by M&K CPAS, PLLC for audit related services for the fiscal year ended December 31, 2008 and which are not disclosed in “Audit Fees” above, were $0.

Tax Fees

The aggregate fees billed by M&K CPAs for tax compliance, tax advice and tax planning for the fiscal year ended December 31, 2009, was not yet billed as of the date of this filing. The aggregate fees billed by Ham, Langston & Brezina LLP for tax compliance, tax advice and tax planning for the fiscal year ended December 31, 2008 was $2,100.

All Other Fees

The aggregate fees billed by the Company’s principal accountants, M&K CPAS, PLLC for services other than those described above, for the year ended December 31, 2009, were $0. The aggregate fees billed by the Company’s principal accountant, M&K CPAS, PLLC for services other than those described above, for the year ended December 31, 2008, were $0.

Audit Committee Pre-Approval Policies

Our Board of Directors reviewed the audit and non-audit services rendered by M&K CPAS, PLLC during the periods set forth above and concluded that such services were compatible with maintaining the auditors’ independence. All audit and non-audit services performed by our independent accountants are pre-approved by our Board of Directors to assure that such services do not impair the auditors’ independence from us.

PART IV

ITEM 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The Index to the Consolidated Financial Statements is found on page F-1 of this Report.

Exhibit No.	Description of Exhibits

3.1	Articles of Incorporation

3.2	Certificate of Amendment of Articles of Incorporation

3.3	Certificate of Amendment of Articles of Incorporation

3.4	Certificate of Amendment of Articles of Incorporation

3.5	Certificate of Amendment of Articles of Incorporation

3.6	Certificate of Designation

3.7	Bylaws

3.8	Specimen Stock Certificate

4.1	Stock Option Plan

10.1	Global Enterprise Contract

10.2	Loans from Related Parties

10.3	Orleans, Massachusetts Office Lease

10.4	Steven V. Andon Employment Agreement

10.5	Charles A. Andon Employment Agreement

10.6	Hampshire Capital Corporation Agreement

10.7	Citrine Agreements

14.1	Code of Ethics

31.1	302 Certification for the Chief Executive Officer

31.2	302 Certification for the Chief Financial Officer

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OnePak, Inc.

By:	/s/ Steven V. Andon
Name: Steven V. Andon
Title: Chief Executive Officer

Dated: April 23, 2010

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ONEPAK, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

OnePak, Inc.

Orleans, Massachusetts

We have audited the accompanying balance sheets of OnePak, Inc. (the “Company”) as of December 31, 2009 and 2008 and the related statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OnePak, Inc. as of December 31, 2009 and 2008 and the results of its operations and cash flows for the period described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations and maintains a working capital deficit. These matters raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern. See note 2 to the financial statements for further information regarding this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com
Houston, Texas
March 30, 2010

OnePak, Inc.

Balance Sheets

As of December 31, 2009 and 2008

	December 31, 2009	December 31, 2008
ASSETS

CURRENT
Cash	$58,838	$58,157
Accounts receivable	111,435	242,271
Inventories	38,949	68,318
Prepaid expenses and deposits	43,680	28,227

TOTAL CURRENT ASSETS	252,902	396,973
COMPUTER SOFTWARE AND EQUIPMENT, NET	250,855	231,913

TOTAL ASSETS	$503,757	$628,886

LIABILITIES

CURRENT
Accounts payable	$297,949	$247,639
Loans payable	—	185,750
Capital lease payable, current portion	—	10,750

TOTAL CURRENT LIABILITIES	297,949	444,139

CAPITAL LEASE PAYABLE, LONG-TERM	—	17,290

TOTAL LIABILITIES	297,949	461,429

STOCKHOLDERS’ EQUITY
Class A preferred stock, $0.001 par value, 96,000,000 shares authorized, 0 shares issued and 0 outstanding	—	—
Class B preferred stock, $0.001 par value, 100,000,000 shares authorized, 0 and 333,333 shares issued and outstanding, respectively	—	333
Common stock, $0.001 par value, 100,000,000 shares authorized, 23,495,906 shares issued and outstanding, respectively	23,496	21,787
Additional paid-in capital	3,996,480	3,032,802
Stock payable	45,000	—
Preferred stock dividends payable in common shares	—	8,164
Accumulated deficit	(3,859,168)	(2,895,629)

TOTAL STOCKHOLDERS’ EQUITY	205,808	167,457

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$503,757	$628,886

See accompanying notes to financial statements.

OnePak, Inc.

Statements of Operations

Years Ended December 31, 2009 and 2008

	Years Ended December 31,
	2009	2008

REVENUES	$1,010,576	$710,853
COST OF SALES	295,980	462,541

GROSS PROFIT	714,596	248,312

OPERATING EXPENSES:
Depreciation and amortization	103,756	52,471
Consulting fees	445,424	469,958
Professional fees	191,618	166,468
Salaries and wages	356,966	309,665
General and administrative	531,794	324,090

TOTAL OPERATING EXPENSES	1,629,558	1,322,652

OPERATING LOSS	(914,962)	(1,074,340)

NON-OPERATING INCOME (EXPENSE):
Gain on conversion of loans payable	3,473	—
Interest income	748	3,412
Interest expense	(40,360)	(8,740)

NET LOSS	(951,101)	(1,079,668)

Preferred stock dividends payable in common shares	(12,438)	(8,164)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(963,539)	$(1,087,832)

LOSS PER SHARE - Basic and diluted	$(0.04)	$(0.05)

WEIGHTED AVERAGE SHARES OUTSTANDING -
Basic and diluted	22,127,308	21,756,570

See accompanying notes to financial statements.

OnePak, Inc.

Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2009 and 2008

	Common Stock		Class B Preferred Stock		Additional Paid-In Capital	Common Stock Subscriptions	Stock Payable	Dividends Payable in Common Stock	Accumulated Deficit	Total
	Shares	Aggregate Par Value	Shares	Aggregate Par Value
Balance, December 31, 2007	21,437,783	$21,437	—	$—	$2,499,059	$187,000	$—	$—	$(1,807,797)	$899,699
Common stock issued for cash	99,998	100	—	—	74,900	—	—	—	—	75,000
Common stock issued for subscriptions	249,332	249	—	—	186,751	(187,000)	—	—	—	—
Class B preferred stock issued for cash	—	—	333,333	333	249,667	—	—	—	—	250,000
Accretion of Class B preferred stock dividend	—	—	—	—	—	—	—	8,164	(8,164)	—
Stock-based compensation	—	—	—	—	22,425	—	—	—	—	22,425
Net loss for the year	—	—	—	—	—	—	—	—	(1,079,668)	(1,079,668)

Balance, December 31, 2008	21,787,113	21,786	333,333	333	3,032,802	—	—	8,164	(2,895,629)	167,456

Common stock issued for cash	289,668	290	—	—	216,960	—	—	—	—	217,250
Common stock issued for services	20,000	20	—	—	7,380	—	—	—	—	7,400
Common stock issued for death benefits	500,000	500	—	—	183,100	—	—	—	—	183,600
Class B preferred stock subscriptions	—	—	—	—	—	—	45,000	—	—	45,000
Dividends on Class B preferred stock	—	—	—	—	—	—	—	12,438	(12,438)	—
Conversion of Class B preferred stock to common stock	360,803	361	(333,333)	(333)	20,574	—	—	(20,602)	—	—
Conversion of loans payable and accrued interest to common stock	538,322	538	—	—	403,272	—	—	—	—	403,810
Stock-based compensation	—	—	—	—	132,391	—	—	—	—	132,391
Net loss for the year	—	—	—	—	—	—	—	—	(951,101)	(951,101)

Balance, December 31, 2009	23,495,906	$23,495	—	$—	$3,996,480	$—	$45,000	$—	$(3,859,168)	$205,807

See accompanying notes to financial statements.

OnePak, Inc.

Statements of Cash Flows

Years Ended December 31, 2009 and 2008

	Years Ended December 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(951,101)	$(1,079,668)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	103,756	52,472
Stock-based compensation	323,391	22,425
Gain on conversion of loans payable	(3,473)	—
Changes in operating assets and liabilities:
Accounts receivable	130,835	(144,472)
Inventories	29,369	34,430
Prepaid expenses	(15,453)	(551)
Accounts payable	71,844	107,512
Due to related parties	—	(8,027)

Net cash used in operating activities	(310,832)	(1,015,879)

Cash flows from investing activities:
Purchases of computer software and equipment	(122,697)	(102,959)

Net cash used in investing activities	(122,697)	(102,959)

Cash flows from financing activities:
Common stock issued for cash	217,250	75,000
Preferred stock issued for cash	—	250,000
Stock payable	45,000	—
Borrowings of debt	200,000	185,750
Payments on lease borrowings	(28,040)	(5,819)

Net cash provided by financing activities	434,210	504,931

Net change in cash	681	(613,907)
Cash, beginning of year	58,157	672,064

Cash, end of year	$58,838	$58,157

Supplemental disclosure of cash flow information:
Non-cash investing and financing transactions:
Conversion of loans payable to common stock	$20,602	$—

Common stock issued for subscriptions received	$—	$187,000

Purchase of leased assets	$—	$33,859

See accompanying notes to financial statements.

OnePak, Inc.

Notes to Financial Statements

Years Ended December 31, 2009 and 2008

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

OnePak, Inc. (“the Company”) was incorporated under the laws of the state of Nevada on March 30, 2005, and provides logistics information technology management services.

The accompanying audited financial statements for the years ended December 31, 2009 and 2008 have been prepared in accordance with US generally accepted accounting principles (“GAAP”). In the opinion of management, all adjustments considered necessary for fair presentation have been included in these financial statements including the notes thereto for the years ended December 31, 2009 and 2008.

(a) Comparative Figures

Certain of the comparative figures have been reclassified to conform to the current year’s presentation.

(b) Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Significant areas requiring the use of management estimates relate to the determination of impairment of assets, the useful life of equipment, the recoverability of deferred income tax assets, and the determination of fair value for stock-based transactions. Financial results as determined by actual events could differ from those estimates. By their nature, these estimates are subject to measurement uncertainty and the effect on the financial statements of changes in such estimates in future periods could be significant.

(c) Loss per Share

FASB ASC Topic 260-10, “Earnings Per Share” (formerly SFAS 128) requires earnings per share to be computed and reported as both basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by the weighted average number of common shares and dilutive common stock equivalents (convertible notes and interest on the notes, stock awards and stock options) outstanding during the period. Dilutive EPS reflects the potential dilution that could occur if options to purchase common stock were exercised for shares of common stock. Basic and diluted EPS are the same as the effect of our potential common stock equivalents would be anti-dilutive.

(d) Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, accounts payable and accrued liabilities and due to related parties. The fair value of the Company’s current assets and current liabilities are estimated by management to approximate their carrying values due to their immediate or short-term maturity. It is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The Company limits its exposure to credit loss by placing its cash and term deposits with high credit quality financial institutions.

In September 2006, the FASB issued FAS 157, “Fair Value Measurements,” which clarifies how to measure fair value and requires expanded fair value measurement disclosures. This standard, which is incorporated in FASB ASC Topic No. 820-10, “Fair Value Measurement and Disclosures”, emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy, intended to disclose information about the relative reliability of fair value measurements with the highest priority being quoted prices in active markets for identical assets or liabilities. FAS 157 is effective January 1, 2008 for financial assets and liabilities, and for any other fair value measurements made on a recurring basis. For all other fair value measurements, FAS 157 will be effective January 1, 2009. The financial instruments standard established recognition and measurement criteria for financial assets, financial liabilities and financial derivatives.

The Company includes fair value information in the notes to financial statements when the fair value of its financial instruments is different from the book value. When the book value approximates fair value, no additional disclosure is made.

(e) Cash

Cash consists of cash on deposit with banks or equivalents, including cash like instruments with an original maturity of 90 days or less. There were no cash equivalents as of December 31, 2009 and 2008.

(f) Accounts Receivable

Accounts receivable are recorded at cost less any provision for uncollectible amounts that are considered necessary. The Company records an allowance for doubtful accounts for any accounts receivable that management believes is impaired. The Company considers the financial condition of the customers, the aging of accounts receivable, the current business environment and historical collection experience when assessing impairment. The Company determined that no allowance for bad debts was necessary as of December 31, 2009 and 2008.

OnePak, Inc.

Notes to Financial Statements—(Continued)

Years Ended December 31, 2009 and 2008

(g) Inventories

Inventories consists of boxes, air packaging materials, tubes and labels which are recorded at the lower of cost or net realizable value. Inventory is accounted for using the FIFO basis.

(h) Computer Software and Equipment

Computer software and equipment are recorded at cost less accumulated amortization. Amortization is provided over the estimated useful lives of the related assets using the straight line basis. Expenditures for maintenance and repairs are expensed as incurred and major improvements are capitalized. The estimated useful lives are as follows:

Packaging plates and dies - 4 years

Office furniture and equipment - 5 to 7 years

Computer software - 3 to 5 years

(i) Revenue Recognition

Revenue from the sale of packaging and shipping supplies is recognized once a sales arrangement exists, delivery has occurred, the revenue is determinable and collectability is reasonably assured, which is upon the later of shipment or when title passes to the customer, depending on the contractual terms. Revenue from service contracts is recognized as services are provided. Deposits received before supplies are shipped are recorded as deferred revenue.

The Company guarantees 100% satisfaction by clients or their purchase is fully refundable. This would result in refunding the customer purchase upon return of purchased goods to the Company. No reserves have been recorded on the books for liabilities relating to guarantees because the amounts due, if any, are immaterial, as the Company has had minimal refunds to date.

(j) Income Taxes

During the initial period ended December 31, 2005, the Company elected to be treated as a small business corporation under Subchapter S of the Internal Revenue Code and accordingly was not responsible for payments of federal income taxes, which is the responsibility of the shareholders. Since the Company has incurred net operating losses for the years ending December 31, 2009 and 2008, accordingly no provision for current income taxes has been recorded.

The Company has adopted the provisions of FASB ASC Topic 740, “Income Taxes” (formerly SFAS 109, “Accounting for Income Taxes), which requires recognition of deferred tax liabilities and assets for the expected deferred tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company provides a valuation allowance to reduce deferred tax assets to their net realizable value.

(k) Stock-based Compensation

A stock option plan was approved by the Board of Directors on December 6, 2006, and was amended and restated on March 19, 2007 (See Note 9(c)). The Company accounts for stock-based compensation and other stock-based payments in accordance with FASB ASC Topic 718, “Compensation – Stock Compensation” (formerly SFAS 123(R), “Share-Based Payment”). The standard requires that all stock-based awards made to employees and non-employees be measured and recognized using a fair value based method. The fair value of the stock options is determined using the Black-Scholes option pricing mode and is recognized as an expense over the requisite service period. Any consideration paid by employees on the exercise of the options is credited to additional paid-in capital.

(l) Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (“SFAS 168”). The FASB Accounting Standards Codification (“Codification”) became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.

Following SFAS 168, the FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates (“ASU’s”). The FASB will not consider ASU’s as authoritative in their own right; rather these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification. SFAS 168 is incorporated in ASC Topic 105, Generally Accepted Accounting Principles. The Company adopted SFAS 168 in the third quarter of 2009, and the Company will provide reference to both the Codification topic reference and the previously authoritative references related to Codification topics and subtopics, as appropriate.

In May 2009, the Emerging Issues Task Force issued EITF No. 07-05, Determining Whether an Instrument (or an Embedded Feature) Is indexed to an Entity’s Own Stock (“EITF 07-05”). EITF 07-05, which is now incorporated in FASB ASC Topic 815—40, Derivatives and Hedging—Contracts in Entity’s Own Stock, provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. The adoption of EITF 07-05 has affected the accounting for certain freestanding warrants and preferred stock that contains exercise price adjustment features (“down round provisions”). The Company does not expect the adoption of EITF 07-05 to have an impact on the Company’s results of operations, financial condition or cash flows.

OnePak, Inc.

Notes to Financial Statements—(Continued)

Years Ended December 31, 2009 and 2008

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165, which is incorporated in FASB ASC Topic 855, Subsequent Events, establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). SFAS 165 requires an entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. The Company does not expect the adoption of SFAS 165 to have an impact on the Company’s results of operations, financial condition or cash flows.

2. GOING CONCERN

As of December 31, 2009, the Company has recurring losses and an accumulated deficit of $3,859,168. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern depends upon its ability to obtain funding to finance operating losses until the Company is profitable. The Company expects to be financed through equity capital; however, in the event the Company is unable to obtain additional equity financing, the Company may not be able to continue its operations.

3. FACTORING OF RECEIVABLES

During 2009, the Company started participating in an arrangement with a third party facilitator (the “facilitator”) whereby the Company’s receivables from selected major customers are auctioned through an on-line platform to the highest bidder (“buyer”). The Company determines the length of the auction and controls all of the pricing parameters, setting the minimum amount they are willing to accept for selling the receivable(s) and the maximum fee the Company is willing to pay the buyer. Transactions under this arrangement are accounted for as sales of financial assets, and receivables sold under this arrangement are excluded from the Company’s balance sheet. The Company normally receives approximately 80% to 85% of the face value of the invoices upon closing of the auction, less factoring discount fees. The remaining balance, less factoring discount fees, is received when the customer pays the full amount of the invoice. Factoring discount fees and other charges related to factoring receivables are recorded as interest expense in the Company’s statement of operations.

Factoring discount fees, which increase based upon a time frame of receivables outstanding, vary depending on final bidding results, but approximate 2% of the invoice amount as of December 31, 2009, with the customer repaying the invoice within 90 days from the invoice date.

4. RELATED PARTY TRANSACTIONS

	Year Ended December 31,
	2009	2008
Wages paid to chief executive officer and president	$188,292	$182,581
Wages paid to spouse of chief executive officer and president	36,000	36,000
Consulting fees paid to corporation controlled by a director	30,000	90,000
Fees paid to chief financial officer	—	8,027
Consulting fees paid to chief information technology officer	144,000	132,000
Payment of auto lease of chief executive officer and president	3,776	6,480

	$402,068	$455,088

The following amounts were paid to officers, directors and the spouse of an officer:

Some executive compensation is paid through business entities, as the individuals involved operate consulting and service firms which serve other clients besides OnePak. Mr. Bharmal operates Nizar Bharmal Inc., an accountancy practice established in 1985. Mr. Charles Andon operates Chevco Inc., a software development and engineering services company incorporated in 2007. Mr. Baker operates Hampshire Capital Corp, a venture capital and consulting services entity incorporated in 1979. None of these entities have any other relationship with OnePak customers or suppliers.

On November 17, 2007, the Company entered into an employment agreement with its chief executive officer and president for a three year term and providing for compensation of $15,000 per month.

The Company made auto lease payments for the chief executive officer and president for the years ended December 31, 2009 of $3,776 (December 31, 2008—$6,480).

On January 1, 2008, the Company entered into a consulting agreement with Chevco Consulting Group for the computer and information technology related services of Charles Andon, the Company’s Chief Information Officer and one of the Company’s directors, for compensation of $12,000 per month. The agreement can be terminated by either party upon 30 days notice.

During the year ended December 31, 2008, the Company paid $8,027 for accounting services which was paid to Nizar Bharmal, Inc., a corporation majority owned by Nizar Y. Bharmal, who at the time was a director of the Company. After the unexpected death of the Company’s late CFO Joseph Dore, Mr. Bharmal, a certified general accountant in Canada, acted as interim CFO and performed accounting services for OnePak during 2008 in addition to his regular role as a director of the Company.

OnePak, Inc.

Notes to Financial Statements—(Continued)

Years Ended December 31, 2009 and 2008

On August 10, 2009, the Company entered into a consulting agreement with Hampshire Capital Corporation for the latter to provide executive, administrative and corporate support services specifically in the area of financial and investor relations communication. The agreement is effective July 1, 2009, has a term of 41 months and requires monthly payment to Hampshire Capital Corporation of $0 for the first 2 months, $5,000 per month for the next 3 months, and $15,000 per month for the remaining 36 months. Hampshire Capital Corporation is solely owned by one of the directors of the Company. In 2008 Hampshire Capital Corporation was compensated $90,000 by the Company.

Also, the Chief Executive Officer’s wife, a former employee of the Company, received salary amounting to a total of $36,000 during the year ended December 31, 2009, while no longer being employed by the Company. This oversight was detected by the Company’s Audit Committee and will be repaid back to the Company in the future. This amount was expensed in the Company financial statements as of and for the year ended December 31, 2009.

Related party transactions are measured at the exchange amount, which is the consideration established and agreed to by the related parties.

5. COMPUTER SOFTWARE AND EQUIPMENT

DECEMBER 31, 2009

	Cost	Accumulated Amortization	Net Book Value

Computer software	$312,832	$128,852	$183,980
Packaging plates and dies	21,323	11,152	10,171
Office furniture and equipment	88,707	32,003	56,704

	$422,862	$172,007	$250,855

DECEMBER 31, 2008

	Cost	Accumulated Amortization	Net Book Value

Computer software	$198,833	$45,080	$153,753
Packaging plates and dies	21,324	6,889	14,435
Office furniture and equipment	80,008	16,283	63,725

	$300,165	$68,252	$231,913

6. LOANS PAYABLE

The Company entered into promissory notes totaling $385,750 with third parties and requiring interest to be paid on maturity. The loans payable are as follows:

Date of Loan	Interest Rate	Amount

October 31, 2008	8%	$100,000
December 1, 2008	8%	38,250
December 22, 2008	8%	12,500
December 26, 2008	8%	35,000
January 19, 2009	8%	100,000
March 19, 2009	8%	100,000

		$385,750

On September 25, 2009, the lenders agreed to convert the loans payable and accrued interest into common share units at a conversion price of $0.75 per share, and a gain on loan conversion amounting to $3,473 was recorded.

7. CAPITAL LEASE PAYABLE

The Company entered into a 36 month lease agreement to purchase equipment costing $33,859. The lease agreement requires monthly payments of $1,061 and a terminal payment of $100 at the end of the lease. The effective interest of the lease is 8.5%. On June 30, 2009, the Company repaid the capital lease.

	December 31, 2009	December 31, 2008

Balance	$—	$28,040
Current portion	—	(10,750)

Long term portion	$—	$17,290

8. STOCK PAYABLE

On May 27, 2009, the Company received $45,000 in subscriptions for Class B preferred stock units.

9. CAPITAL STOCK

(A) COMMON STOCK

Authorized: 100,000,000 common shares with a par value of $0.001 per share

Prior to December 31, 2007, the Company received $187,000 in subscriptions for 249,332 units which were not issued until 2008. Each unit consisted of one common share and one share purchase warrant entitling the holder to acquire an additional common share at a price of $1.25 per share for a period of two years from the date of issue.

On February 1, 2008, the Company completed a private placement of 99,998 units at a price of $0.75 per unit for proceeds of $81,666. Each unit consisted of one common share and one share purchase warrant entitling the holder to acquire an additional common share at a price of $1.25 per share for a period of two years from the date of issue.

On July 1, 2009, the Company commenced a private placement offering of 4,000,000 common share units at a price of $0.75 per unit. Each unit consists of one common share and one share purchase warrant entitling the holder to acquire one common share at a price of $0.75 per common share for a period of 30 months from the date of issue and at $1.25 per common share for a further 30 months.

During the year ended December 31, 2009, the Company issued 289,668 common share units pursuant to the private placement for proceeds of $217,250.

During the year ended December 31, 2009, 333,333 preferred shares were converted into common shares. Accumulated dividends at the time of conversion were paid by issuance of 27,470 common shares at a price of $0.75 per common share.

Also during the year ended December 31, 2009, the Company settled a death benefit claim with the beneficiary of a former contractor. The death benefit was originally for $500,000 and the beneficiary agreed to settle for 500,000 common shares of the Company at a fair value of $0.37 per share based on the closing stock price on the date of issue.

On September 25, 2009, the lenders of the notes payable of $385,750 (Note 6) converted the principal balance and accrued interest into common share units of 538,322 units. The units were comprised of one common share and one common share purchase warrant. The Company recorded a gain on loan conversion amounting to $3,473 during the year ended December 31, 2009.

In October 2009, the Company issued 20,000 common shares in payment of fees incurred by the Company in connection with its presentation at a trade conference in November of 2008 and were valued at a fair value of $0.37 per share based on the closing stock price on the date of issue.

(B) PREFERRED STOCK

Class A Preferred Stock

Authorized:

96,000,000 Class A preferred shares with a par value of $0.001 per share, non-voting, cumulative, with an 8% dividend yield payable in common shares on the anniversary of their issuance. The dividend is calculated on the basis of $0.50 per common share. Issued and outstanding preferred shares are convertible into common shares on a one to one basis at the option of the holder and automatically upon the Company: (a) becoming a reporting issuer in any Province or Territory of Canada; or (b) the Company or the preferred shares being registered under the U.S. Securities Act of 1933, as amended or the U.S. Securities and Exchange Act of 1934, as amended.

Class B Preferred Stock

Authorized:

4,000,000 Class B preferred shares with a par value of $0.001 per share, non-voting, with an 8% cumulative dividend payable in cash, if the Company has positive cash flow, and in common shares at a price of $0.75 per common share if the Company does not have positive cash flow, convertible at the option of the holder at a conversion price of $0.75 per common share for 30 months and at $1.25 per common share for a further 30 months and automatically convertible to common shares 5 years after the date of issue. On liquidation, the Class B preferred shares and accumulated dividends have preference over the common shares. Upon the death of the chief executive officer and president, the Class B preferred shares are redeemable at their issue price plus accrued dividends from the proceeds, up to $4,000,000, of a life insurance policy on the life of the chief executive officer and president that is owned by the Company.

On August 4, 2008, the Company completed a private placement of 333,333 Class B preferred share units for proceeds of $250,000. Each unit consisted of one Class B preferred share and a warrant that entitles the holder to purchase one common share at a price of $0.75 per common share until February 3, 2011, and at $1.25 per common share until August 3, 2013.

During the year ended December 31, 2009, the Class B preferred shares were converted into common shares on a one for one basis and at a conversion price of $0.75 per share, in accordance with related conversion rights. Accumulated dividends at the time of conversion were also paid by issuance of common shares at a price of $0.75 per common share. The accumulated dividends of $20,603 were paid by the issuance of 27,470 common shares during the year ended December 31, 2009. No gain or loss was recorded upon conversion.

(C) STOCK OPTIONS

The Company adopted its 2006 Stock Option Plan effective December 6, 2006, which was amended and restated on March 19, 2007 (the “Plan”). The number of common shares that may be issued under the Plan cannot exceed 15% of the issued and outstanding shares at that time, calculated on a fully diluted basis. Options granted under the Plan will have a term not to exceed five years from the date of grant.

On February 22, 2007, the Company granted 3,000,000 stock options and on July 7, 2008, the Company granted 48,000 stock options. The stock options have a term of five years from the date of grant. Each stock option agreement provides for the term of vesting.

On August 14, 2009, the Company issued 375,000 stock options. The stock options have a term of five years from the date of grant and vested immediately.

On December 18, 2009, the Company granted 52,000 stock options. The stock options have terms of three and a half years to five years from the date of grant and all options vested immediately.

The terms of vesting for the stock options granted on February 22, 2007 are as follows:

Number of Stock Options	Terms of Vesting

1,050,000	One half on the date of grant and the balance eighteen months from the date of grant
350,000	150,000 stock options vested on the date of grant and balance at 10,000 per month
250,000	10,000 stock options vested on the date of grant and the balance at 10,000 per month
100,000	4,000 stock options vested on the date of grant and the balance at 3,000 per month
1,000,000	All stock options vested on the date of the agreement with Fleming Graham, Incorporated
150,000	At the rate of 75 stock options per hour and a minimum work week of 32 hours per week
100,000	At the rate of 5,000 stock options per month

3,000,000

A summary of the outstanding stock options is as follows:

	Number of Stock Options	Weighted Average Exercise Price
Balance as of December 31, 2007	3,000,000	$0.50
-Cancelled	(1,350,000)	(0.05)
-Granted	48,000	0.50

Balance as of December 31, 2008	1,698,000	$0.50
-Granted	427,000	$0.75

Balance as of December 31, 2009	2,125,000	$0.55

At the end of 2007, the chief financial officer died and the 350,000 stock options granted to him were cancelled during the year ended December 31, 2008.

On July 1, 2008, the consulting contract with Fleming Graham, Incorporated was terminated and the 1,000,000 stock options granted pursuant to the consulting contract were cancelled.

On July 7, 2008, the Company granted 48,000 stock options to ALACO, Inc. for the services of Josh Andrews. The stock options are exercisable two years from the date of grant and vest at the rate of 2,000 stock options per month.

On August 14, 2009, the Company granted 350,000 stock options to two of its Board of Directors for services and 25,000 stock options to an Advisory Board member. The stock options vest immediately.

On December 18, 2009, the Company granted 25,000 stock options to an Advisory Board member, 2,000 stock options to ALACO, Inc., and 25,000 stock options to an employee. These stock options vest immediately.

The fair value of the 3,000,000 stock options granted during the year ended December 31, 2007 was estimated at $45,423 ($0.015 per stock option), the fair value of the 48,000 stock options granted on July 7, 2008 was estimated at $275 ($0.006 per stock option), the fair value of the 375,000 stock options granted on August 14, 2009 was estimated at $100,502, and the fair value of the 52,000 stock options granted on December 18, 2009 was estimated at $14,808 using the Black-Scholes option pricing model using the following assumptions:

	February 22 2007	July 7 2008	August 14 2009	December 18 2009
Fair market value of shares	$0.02	$0.02	$0.37	$0.39
Strike price	$0.50	$0.50	$0.75/$1.25	$0.50/$0.75
Volatility	163%	163%	163%	163%
Expected life in years	5	2	2.5	1.75/2.5
Risk free rate of interest	3.88%	2.47%	1.34%	0.59%/1.07%

(D) WARRANTS

The outstanding warrants are as follows:

Number Of Warrants	Exercise Price	Fair Value of Warrants	Expiry Date

136,666	$1.25	$460	November 7, 2011
248,000	$1.25	830	November 20, 2011
3,000,000	$0.75	13,519	December 28, 2010
687,337	$1.25	2,283	December 11, 2011
349,330	$1.25	1,150	January 31, 2012
333,333	$0.75/1.25	2,844	February 3, 2011/August 3, 2013
538,322	$0.75/1.25	192,615	April 11, 2012/October 11, 2014
33,333	$0.75/1.25	17,081	August 13, 2014
91,334	$0.75/1.25	37,073	April 11, 2012/October 11, 2014
198,334	$0.75/1.25	80,440	June 11, 2012/December 21, 2014

5,615,989		$348,295

The Company issued warrants in connection with the issuance of preferred and common stock. On November 21, 2007, the Company issued 2,720,000 warrants and subsequently a further 280,000 warrants in connection with the issue of 3,000,000 Class A preferred shares. The Company issued 1,072,003 warrants in connection with a private placement of common stock that wsa completed in three tranches on November 8, 2007, November 21, 2007, and December 12, 2007.

On February 1, 2008, the Company issued 349,330 warrants in connection with a private placement of common stock.

On August 4, 2008, the Company issued 333,333 warrants in connection with a private placement of Class B preferred stock.

On August 14, 2009, the Company authorized the issuance of 33,333 warrants for payment of presentation fees incurred by the Company.

On August 5, 2009, the Company amended the expiration date of the following warrants:

Issue Date	Number of Warrants	Exercise Price	Original Expiry Date	New Expiry Date

December 29, 2005	3,000,000	$0.75	November 21, 2009	December 28, 2010
November 8, 2007	136,666	$1.25	November 6, 2009	November 7, 2011
November 21, 2007	248,000	$1.25	November 21, 2009	November 20, 2011
December 12, 2007	687,337	$1.25	December 12, 2009	December 11, 2011
February 1, 2008	349,330	$1.25	February 1, 2010	January 31, 2012

On September 25, 2009, lenders agreed to convert loans payable and accrued interest into 538,322 common share units, with each unit including one common share purchase warrant (Note 6).

On October 12, 2009, the Company issued 91,334 warrants in connection with a private placement of common stock.

On December 22, 2009, the Company issued 198,334 warrants in connection with a private placement of common stock.

10. COMMITMENTS

	1 Year	2 to 3 Years	4 to 5 Years

Office lease	$11,364	$8,523	$—
Auto lease	5,988	4,990	—
Equipment lease	10,905	14,205	—
Consulting contracts	426,000	744,000	252,000
Employment contract	180,000	285,000	—

	$634,257	$1,056,718	$252,000

In February 2006, the Company committed to make payments on behalf of the chief executive officer and president to a four year auto lease beginning in February 2006 at an annual cost of $5,988.

On January 10, 2007, the Company entered into an office lease for the period ending December 31, 2008 and requiring payments of $947 per month. On January 5, 2009, the lease was extended for two years with rent to be adjusted for changes in the Northeast Regional Consumer Price Index.

On July 7, 2007, the Company entered into a consulting agreement with ALACO, Inc. to provide the logistics and transportation services of Josh Andrews for a term of two years for compensation of $7,000 per month.

On November 17, 2007, the Company entered into an employment agreement with its chief executive officer and president for a three year term and providing for compensation of $15,000 per month.

On January 1, 2008, the Company entered into a consulting agreement for computer services with Chevco Consulting Group for $12,000 per month. The agreement can be terminated by either party upon 30 days notice.

On July 7, 2008, the Company entered into a consulting agreement with Imarcom, Inc. to provide the marketing and business development services of Shawn Stockman for a fee of $2,000 per week for a term of up to 2 years plus bonuses of $25,000 if the Company’s annual sales exceed $1,000,000 and $50,000 if annual sales exceed $2,000,000.

On August 10, 2009, the Company entered into a consulting agreement with Hampshire Capital Corporation to provide the advisory services of Philip Baker. The agreement is effective July 1, 2009, has a term of 41 months and provides for monthly payments of $5,000 per month commencing September 1, 2009 for three months and $15,000 per month commencing December 1, 2009.

The Company guarantees 100% satisfaction by clients or their purchase is fully refundable. This would result in refunding the customer purchase upon return of purchased goods to the Company. No reserves have been recorded on the books for liabilities relating to guarantees because the amounts due, if any, are immaterial, as the Company has had minimal refunds to date.

11. INCOME TAXES

The items accounting for differences between accounting income and income for tax purposes calculated at the statutory rate of 34% is as follows:

	Year Ended December 31, 2009	Year Ended December 31, 2008
Net loss	$951,101	$1,068,250

Permanent Differences
Promotion	$3,752	$8,267
Stock-based compensation	323,391	22,426

	327,143	30,693

	(623,958)	(1,037,557)

Change in valuation allowance	623,958	1,037,557

Income tax expenses (refund)	$—	$—

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred income taxes were as follows:

	December 31, 2009	December 31, 2008
Future income tax assets
Net operating loss carry forward	$1,080,901	$868,755
Valuation allowance	(1,080,901)	(868,755)

	$—	$—

As of December 31, 2009, the Company has accumulated operating losses for US tax purposes of approximately $3,179,120 which may be used to reduce future taxable income.

In assessing the realizability of deferred tax assets, management considers whether the deferred tax asset will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income within the period permitted to carry losses forward.

Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making their assessment. The amount of the deferred tax asset that is considered realizable could change materially in the near term based on future taxable income generated during the loss carry forward period.

As a result, the realization of deferred tax assets is uncertain and the Company has provided for a valuation allowance for the deferred tax assets.

On April 11, 2006, the Company converted to a C corporation from an S corporation. As an S corporation, all losses for tax purposes were allocated to shareholders who claimed the loss for tax purposes. As a C corporation, the Company will retain its losses for tax purposes and use them to reduce future income for tax purposes.

The Company has approximately $3,179,120 of non-capital losses that can be applied to reduce future taxable income and that expire as follows:

Year of expiry	Loss For Tax Purposes

2026	$(294,293)
2027	(1,223,312)
2028	(1,037,557)
2029	(623,958)

$(3,179,120)

The Company does not have any uncertain tax positions as of December 31, 2009 and 2008.

12. CONCENTRATIONS OF CREDIT RISK

Approximately 80% of the Company’s revenues are obtained from two (2) customers and the same customers represent a significant portion of the accounts receivable. The Company is exposed to significant sales and accounts receivable concentration. Sales to these customers are not made pursuant to a long term agreement. Customers are under no obligation to continue to purchase from the Company.

For the year ended December 31, 2009, two (2) customers accounted for approximately 80% of revenue.

As of December 31, 2009, three (3) customers accounted for 60%, 21%, and 14%, respectively, of the outstanding accounts receivable.

As of December 31, 2008, one customer accounted for 95% of the outstanding accounts receivable.

For the year ended December 31, 2008, two customers accounted for 76% and 13%, respectively, of revenue.

The Company is engaged primarily in the sale of packaging products and manages related industry risk issues directly. The Company may be at risk for fluctuations in commodity prices.

The Company does not finance working capital or capital assets through interest bearing debt. Therefore, the Company does not have any interest rate risk or availability of interest bearing debt risk.

13. SUPPLEMENTARY CASH FLOW INFORMATION

Cash paid for:

	Year Ended December 31, 2009	Year Ended December 31, 2008

Interest	$8,982	$8,740
Taxes	$—	$1,556

14. SUBSEQUENT EVENTS

Subsequent to December 31, 2009, the following events occurred:

In January 2010, the Company signed a Statement of Work agreement with its largest client (a non-related party) to provide web hosting and return shipping label services. The contract has an initial term of three years and payments are based on when deliverables are produced. The contract has no specific value as future volumes of transactions are not known.

There are no additional subsequent events to report through, the date the financial statements were issued.