Form 10-Q
period 2010-03-31
ONEPAK INC
filed 2010-05-14
CIK 1380765

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-53829

ONEPAK, INC.

(Exact Name of Small Business Issuer as Specified in its Charter)

Nevada	20-2649978
(State of incorporation)	(IRS Employer ID Number)

56 Main Street, 2nd Floor

P.O Box 130

Orleans, Massachusetts 02653

(508) 247-9200

(Address and telephone number of principal executive offices)

Indicate whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller Reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At May 11, 2010 the Company had 23,105,713 shares of common stock outstanding.

ONEPAK, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

OnePak, Inc.

Balance Sheets

(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS
CURRENT
Cash	$193,822	$58,838
Accounts receivable	192,183	111,435
Inventories	41,451	38,949
Prepaid expenses and deposits	109,106	43,680

TOTAL CURRENT ASSETS	536,562	252,902
COMPUTER SOFTWARE AND EQUIPMENT, NET	241,700	250,855

TOTAL ASSETS	$778,262	$503,757

LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT
Accounts payable	$336,180	$297,949

TOTAL CURRENT LIABILITIES	336,180	297,949

TOTAL LIABILITIES	336,180	297,949

STOCKHOLDERS’ EQUITY
Class A preferred stock, $0.001 par value, 96,000,000 shares authorized, no shares issued and outstanding	—	—
Class B preferred stock, $0.001 par value, 4,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 24,124,239 and 23,495,906 shares issued and outstanding, respectively	24,124	23,496
Additional paid-in capital	4,465,264	3,996,480
Stock payable	—	45,000
Accumulated deficit	(4,047,306)	(3,859,168)

TOTAL STOCKHOLDERS’ EQUITY	442,082	205,808

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$778,262	$503,757

The accompanying notes are an integral part of these financial statements.

OnePak, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2010	2009
REVENUES
Service income	$280,855	$22,829
Product sales	131,783	205,463

TOTAL REVENUES	412,638	228,292

COST OF SALES	165,435	74,929

GROSS PROFIT	247,203	153,363

OPERATING EXPENSES:
Depreciation and amortization	32,011	21,581
Consulting fees	114,620	87,575
Professional fees	53,332	19,494
Salaries and wages	83,681	108,619
General and administrative	143,563	58,189

TOTAL OPERATING EXPENSES	427,207	295,458

OPERATING LOSS	(180,004)	(142,095)

NON-OPERATING EXPENSE:
Interest expense	(7,476)	(6,838)

NET LOSS BEFORE INCOME TAXES	(187,480)	(148,933)

Income taxes	(658)	(556)

NET LOSS	$(188,138)	$(149,489)

LOSS PER SHARE - Basic and diluted	$(0.01)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING - Basic and diluted	23,789,128	22,787,113

The accompanying notes are an integral part of these financial statements.

OnePak, Inc.

Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(188,138)	$(149,489)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	32,011	21,581
Stock-based compensation	1,914	—
Changes in operating assets and liabilities:
Accounts receivable	(80,748)	168,097
Inventories	(2,502)	3,847
Prepaid expenses	(65,426)	(143,485)
Accounts payable	38,229	(51,270)

Net cash used in operating activities	(264,660)	(150,719)

Cash flows from investing activities:
Purchases of computer software and equipment	(22,856)	—

Net cash used in investing activities	(22,856)	—

Cash flows from financing activities:
Common stock issued for cash	422,500	—
Borrowings of debt	—	150,000
Payments on lease borrowings	—	(2,930)

Net cash provided by financing activities	422,500	147,070

Net change in cash	134,984	(3,649)
Cash, beginning of period	58,838	58,157

Cash, end of period	$193,822	$54,508

Supplemental disclosure of cash flow information:
Non-cash investing and financing transactions:
Common stock issued for subscriptions received	$45,000	$—

The accompanying notes are an integral part of these financial statements.

OnePak, Inc.

Notes to the Financial Statements

(Unaudited)

March 31, 2010

1. ORGANIZATION AND NATURE OF OPERATIONS

OnePak, Inc. (the “Company”) was incorporated under the laws of the state of Nevada on March 30, 2005, and provides logistics information technology management services.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, 2009, as reported in Form 10-K, have been omitted.

(a) Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

(b) Loss per Share

FASB ASC Topic 260-10, “Earnings Per Share”, requires earnings per share to be computed and reported as both basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by the weighted average number of common shares and dilutive common stock equivalents (convertible notes and interest on the notes, stock awards and stock options) outstanding during the period. Dilutive EPS reflects the potential dilution that could occur if options to purchase common stock were exercised for shares of common stock. Basic and diluted EPS are the same as the effect of our potential common stock equivalents would be anti-dilutive.

(c) Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, accounts payable and accrued liabilities. The fair value of the Company’s current assets and current liabilities are estimated by management to approximate their carrying values due to their immediate or short-term maturity. It is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The Company limits its exposure to credit loss by placing its cash and term deposits with high credit quality financial institutions.

OnePak, Inc.

Notes to the Financial Statements—(Continued)

(Unaudited)

March 31, 2010

In September 2006, the FASB issued ASC Topic No. 820-10, “Fair Value Measurements,” which clarifies how to measure fair value and requires expanded fair value measurement disclosures. This standard emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy, intended to disclose information about the relative reliability of fair value measurements with the highest priority being quoted prices in active markets for identical assets or liabilities. ASC Topic No. 820-10 is effective January 1, 2008 for financial assets and liabilities, and for any other fair value measurements made on a recurring basis. For all other fair value measurements, ASC Topic No. 820-10 is effective January 1, 2009. The financial instruments standard established recognition and measurement criteria for financial assets, financial liabilities and financial derivatives.

The Company includes fair value information in the notes to financial statements when the fair value of its financial instruments is different from the book value. When the book value approximates fair value, no additional disclosure is made.

(d) Cash

Cash consists of cash on deposit with banks or equivalents, including cash like instruments with an original maturity of 90 days or less. There were no cash equivalents as of March 31, 2010 and December 31, 2009.

(e) Accounts Receivable

Accounts receivable are recorded at cost less any provision for uncollectible amounts that are considered necessary. The Company records an allowance for doubtful accounts for any accounts receivable that management believes is impaired. The Company considers the financial condition of the customers, the aging of accounts receivable, the current business environment and historical collection experience when assessing impairment. The Company determined that no allowance for bad debts was necessary as of March 31, 2010 and December 31, 2009.

(f) Inventories

Inventories consist of boxes, air packaging materials, tubes and labels which are recorded at the lower of cost or net realizable value. Inventory is accounted for using the FIFO basis.

(g) Computer Software and Equipment

Computer software and equipment are recorded at cost less accumulated depreciation. Depreciation is provided over the estimated useful lives of the related assets using the straight line basis. Expenditures for maintenance and repairs are expensed as incurred and major improvements are capitalized. The estimated useful lives are as follows:

Packaging plates and dies - 4 years

Office furniture and equipment - 5 to 7 years

Computer software - 3 to 5 years

(h) Revenue Recognition

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

OnePak, Inc.

Notes to the Financial Statements—(Continued)

(Unaudited)

March 31, 2010

The Company guarantees 100% satisfaction by clients or their purchase is fully refundable. This would result in refunding the customer purchase upon return of purchased goods to the Company. No reserves have been recorded on the books for liabilities relating to guarantees because the amounts due, if any, are immaterial, as the Company has had minimal refunds to date.

(i) Income Taxes

The Company has adopted the provisions of FASB ASC Topic 740, “Income Taxes”, which requires recognition of deferred tax liabilities and assets for the expected deferred tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company provides a valuation allowance to reduce deferred tax assets to their net realizable value.

(j) Stock-based Compensation

A stock option plan was approved by the Board of Directors on December 6, 2006, and was amended and restated on March 19, 2007 (See Note 9(c)). The Company accounts for stock-based compensation and other stock-based payments in accordance with FASB ASC Topic 718, “Compensation - Stock Compensation”. The standard requires that all stock-based awards made to employees and non-employees be measured and recognized using a fair value based method. The fair value of the stock options is determined using the Black-Scholes option pricing mode and is recognized as an expense over the requisite service period. Any consideration paid by employees on the exercise of the options is credited to additional paid-in capital.

(k) Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162 (“SFAS 168”). The FASB Accounting Standards Codification (“Codification”) became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.

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

In May 2009, the Emerging Issues Task Force issued EITF No. 07-05, Determining Whether an Instrument (or an Embedded Feature) Is indexed to an Entity’s Own Stock (“EITF 07-05”). EITF 07-05, which is now incorporated in FASB ASC Topic 815-40, Derivatives and Hedging - Contracts in Entity’s Own Stock, provides that an entity should use a two - step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. The adoption of EITF 07-05 has affected the accounting for certain freestanding warrants and preferred stock that contains exercise price adjustment features. The Company does not expect the adoption of EITF 07-05 to have an impact on the Company’s results of operations, financial condition or cash flows.

OnePak, Inc.

Notes to the Financial Statements—(Continued)

(Unaudited)

March 31, 2010

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

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements - a consensus of the FASB Emerging Issues Task Force,” to provide amendments to the criteria in Subtopic 609-24 of the Codification for separating consideration into multiple-deliverable revenue arrangements. ASU 2009-13 establishes a selling price hierarchy for determining the selling price of each specific deliverable, which includes vendor-specific objective evidence (“VSOE”) if available, third party evidence if VSOE is not available or estimated selling price if neither VSOE nor third party evidence is available. ASU 2009-13 also eliminates the residual method for allocating revenue between the elements of an arrangement and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the arrangement proportionally to each deliverable on the basis of each deliverable’s selling price. This update expands the disclosure requirements regarding a vendor’s multiple-deliverable revenue arrangements. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company does not anticipate that this pronouncement will have a material impact on its results of operations or financial position.

In October 2009, the FASB issued ASU 2009-14, “Certain Revenue Arrangements That Include Software Elements - a consensus of the FASB Emerging Issues Task Force.” This Update removes tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality from the scope of the software revenue guidance in Subtopic 985-605 of the Codification. Additionally, ASU 2009-14 provides guidance on how a vendor should allocate arrangement consideration to deliverables in an arrangement that includes both tangible products and software that is not essential to the product’s functionality. ASU 2009-14 requires the same expanded disclosures that are included within ASU 2009-13. ASU 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. A company is required to adopt the amendments in both ASU 2009-13 and ASU 2009-14 in the same period using the same transition method. The Company does not anticipate that this pronouncement will have a material impact on its results of operations or financial position.

There were various other accounting standards and interpretations issued in 2009, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows.

(k) Reclassifications

Certain amounts in the financial statements of the prior year have been reclassified to conform to the current presentation for comparative purposes.

OnePak, Inc.

Notes to the Financial Statements—(Continued)

(Unaudited)

March 31, 2010

3. GOING CONCERN

As of March 31, 2010, the Company has recurring losses and an accumulated deficit of $4,047,306. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern depends upon its ability to obtain funding to finance operating losses until the Company is profitable. The Company expects to be financed through equity capital; however, in the event the Company is unable to obtain additional equity financing, the Company may not be able to continue its operations.

4. FACTORING OF RECEIVABLES

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

Factoring discount fees, which increase based upon a time frame of receivables outstanding, vary depending on final bidding results, but approximate 2% of the invoice amount as of March 31, 2010 and December 31, 2009, with the customer repaying the invoice within 90 days from the invoice date.

5. RELATED PARTY TRANSACTIONS

The following amounts were paid to officers, directors and the spouse of an officer:

	Three months ended March 31,
	2010	2009
Wages paid to chief executive officer and president	$53,654	$51,231
Wages paid to spouse of chief executive officer and president	9,000	9,000
Consulting fees billed by a corporation controlled by a director	45,000	—
Consulting fees paid to a director	34,500	—
Consulting fees paid to chief information technology officer	36,000	36,000
Payment of auto lease of chief executive officer and president	1,354	1,525

	$179,508	$97,756

Some executive compensation is paid through business entities, as the individuals involved operate consulting and service firms which serve other clients besides OnePak. Mr. Charles Andon operates Chevco Consulting Group, a software development and engineering services company incorporated in 2007. Mr. Baker operates Hampshire Capital Corporation, a venture capital and consulting services entity incorporated in 1979. Neither of these entities have any other relationship with OnePak customers or suppliers.

On November 1, 2007, the Company entered into an employment agreement with its chief executive officer and president for a three year term and providing for compensation of $15,000 per month.

The Company made auto lease payments for the chief executive officer and president for the three months ended March 31, 2010 of $1,354 (March 31, 2009 - $1,525).

OnePak, Inc.

Notes to the Financial Statements—(Continued)

(Unaudited)

March 31, 2010

On January 1, 2008, the Company entered into a consulting agreement with Chevco Consulting Group for the computer and information technology related services of Charles Andon, the Company’s Chief Information Officer and one of the Company’s directors, for compensation of $12,000 per month. The agreement can be terminated by either party upon 30 days notice.

On August 10, 2009, the Company entered into a consulting agreement with Hampshire Capital Corporation for the latter to provide executive, administrative and corporate support services specifically in the area of financial and investor relations communication. The agreement is effective July 1, 2009, has a term of 41 months and requires monthly payment to Hampshire Capital Corporation of $0 for the first 2 months, $5,000 per month for the next 3 months, and $15,000 per month for the remaining 36 months. Hampshire Capital Corporation is solely owned by one of the directors of the Company. During the three months ended March 31, 2010, Hampshire Capital Corporation was compensated $45,000 by the Company (March 31, 2009 - $0).

Also, the chief executive officer’s wife, a former employee of the Company, received salary amounting to a total of $9,000 during the three months ended March 31, 2010 and 2009, while no longer being employed by the Company. This oversight was detected by the Company’s Audit Committee and the total amount was converted into a loan, with an annual interest rate of 4% and a maturity date of December 31, 2010. This amount was expensed in the Company financial statements for the three months ended March 31, 2010 and 2009. The loan was repaid in full on April 21, 2010 by the chief executive officer of the Company, by transferring 751,860 of his common shares to the Company treasury.

Related party transactions are measured at the exchange amount, which is the consideration established and agreed to by the related parties.

6. COMPUTER SOFTWARE AND EQUIPMENT

MARCH 31, 2010

	Cost	Accumulated Depreciation	Net Book Value
Computer software	$330,584	$155,408	$175,176
Packaging plates and dies	21,323	12,217	9,106
Office furniture and equipment	93,810	36,392	57,418

	$445,717	$204,017	$241,700

DECEMBER 31, 2009

	Cost	Accumulated Depreciation	Net Book Value
Computer software	$312,832	$128,852	$183,980
Packaging plates and dies	21,323	11,152	10,171
Office furniture and equipment	88,707	32,003	56,704

	$422,862	$172,007	$250,855

OnePak, Inc.

Notes to the Financial Statements—(Continued)

(Unaudited)

March 31, 2010

7. CAPITAL STOCK

(A) COMMON STOCK

Authorized: 100,000,000 common shares with a par value of $0.001 per share

On February 17, 2010, the Company issued 5,000 common shares in compensation to an investor for the time lag from the date the Company received funds covering subscription for the Company’s commons shares, which was received by the Company in June 2009, until the corresponding subscribed shares were issued on February 17, 2010. These 5,000 shares were valued at a fair value of $0.38 per share based on the closing stock price on the date of issue. On the same date, the Company issued 60,000 common share units covering $45,000 subscriptions received in June 2009.

During the three months ended March 31, 2010, the Company issued 563,333 common share units pursuant to the private placement for proceeds of $422,500.

(B) WARRANTS

On February 17, 2010, the Company issued 563,333 warrants in connection with a private placement of common stock and 60,000 warrants in connection with the issuance of common share units covering subscriptions received in June 2009. Each share purchase warrant entitles the holder to acquire one common share at a price of $0.75 per common share for a period of 30 months from the date of issue and at $1.25 per common share for a further 30 months. These warrants were valued at $252,667 at date of issuance using the Black-Scholes model.

8. COMMITMENTS

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

On November 1, 2007, the Company entered into an employment agreement with its chief executive officer and president for a three year term and providing for compensation of $15,000 per month.

On January 1, 2008, the Company entered into a consulting agreement for computer services with Chevco Consulting Group for $12,000 per month. The agreement can be terminated by either party upon 30 days notice.

OnePak, Inc.

Notes to the Financial Statements—(Continued)

(Unaudited)

March 31, 2010

On July 7, 2008, the Company entered into a consulting agreement with Imarcom, Inc. to provide the marketing and business development services of Shawn Stockman for a fee of $2,000 per week for a term of up to 2 years plus bonuses of $25,000 if the Company’s annual sales exceed $1,000,000 and $50,000 if annual sales exceed $2,000,000.

On July 7, 2008, the Company entered into a consulting agreement with ALACO, Inc. to provide the logistics and transportation services of Josh Andrews for a term of two years for compensation of $7,000 per month.

On August 10, 2009, the Company entered into a consulting agreement with Hampshire Capital Corporation to provide the advisory services of Philip Baker. The agreement became effective July 1, 2009, has a term of 41 months and provides for monthly payments of $5,000 per month commencing September 1, 2009 for three months and $15,000 per month commencing December 1, 2009.

The Company guarantees 100% satisfaction by clients or their purchase is fully refundable. This would result in refunding the customer purchase upon return of purchased goods to the Company. No reserves have been recorded on the books for liabilities relating to guarantees because the amounts due, if any, are immaterial, as the Company has had minimal refunds to date.

9. CONCENTRATIONS OF CREDIT RISK

Approximately 89% of the Company’s revenues are obtained from three (3) customers and the same customers represent a significant portion of the accounts receivable. The Company is exposed to significant sales and accounts receivable concentration. Sales to these customers are not made pursuant to a long term agreement. Customers are under no obligation to continue to purchase from the Company.

For the three months ended March 31, 2010, three (3) customers accounted for approximately 89% of revenue.

As of March 31, 2010, three (3) customers accounted for 57%, 19%, and 10%, respectively, of the outstanding accounts receivable.

For the three months ended March 31, 2009, one (1) customer accounted for approximately 77% of revenue.

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

10. SUPPLEMENTARY CASH FLOW INFORMATION

Cash paid for:

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Interest	$7,476	$4,897
Taxes	658	556

OnePak, Inc.

Notes to the Financial Statements—(Continued)

(Unaudited)

March 31, 2010

11. SUBSEQUENT EVENTS

On April 21, 2010, the Company’s Board of Directors approved the cancellation of a receivable from its chief executive officer in exchange for 1,018,526 common shares held by the chief executive officer. The receivable had previously been expensed, resulting in the shares being returned to treasury at $0.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 contains certain safe harbor provisions regarding forward-looking statements. This Quarterly Report may include forward-looking statements. These statements may include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities and growth rates, acquisition and divestiture opportunities, business strategies, business and competitive outlook, and other similar forecasts and statements of expectation. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “targets,” “projects,” “will,” “may,” “continues,” and “should,” and variations of these words and similar expressions, are intended to identify these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause the Company’s actual results to differ materially from such statements. Factors that might cause differences include, but are not limited to, those contained in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2009, which is incorporated herein by reference.

Because of these risks, uncertainties, and assumptions and the fact that any forward-looking statements made by the Company and its management are based on estimates, projections, beliefs and assumptions of management, they are not guarantees of future performance and you should not place undue reliance on them. In addition, forward-looking statements speak only as of the date they are made. With the exception of the requirements set forth in the federal securities laws or the rules and regulations of the SEC, we do not undertake any obligations to update any forward-looking information, whether as a result of new information, future events or otherwise.

Unless otherwise provided in this Quarterly Report, references to the “Company,” the “Registrant,” “we,” “us,” and “our,” refer to OnePak, Inc.

The following discussion and analysis of the Company’s financial condition and results of operations are based on our financial statements which have been prepared on the accrual basis of accounting whereby revenues are recognized when earned, and expenses are recognized when incurred. The financial statements, which are current as of March 31, 2010 and for the three months ended March 31, 2010 and 2009, are unaudited. In the opinion of management, such financial statements include the adjustments and accruals which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in these financial statements as of March 31, 2010 and for the three months ended March 31, 2010 and 2009.

The discussion and analysis should be read together with the corresponding financial statements and the related notes thereto.

Overview and Going Concern

Overview

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

Going Concern

As of the date of this Quarterly Report, we have generated losses from operations, have an accumulated deficit and a working capital deficiency. While the Company expects to finance its operations through its existing cash and future financings, these factors raise substantial doubt about our ability to continue as a going concern . A going concern disclosure was made by the Company’s auditors in the auditor’s report to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31 2009, which was filed on April 23, 2010.

Until and unless the Company begins to generate sufficient revenues from its business to finance its ongoing operations, the Company will need to rely on external sources of funding to cover its operating losses. Management is attempting to raise additional capital through additional issuances of equity and through non-dilutive sources of funding. The Company’s ability to complete additional offerings is dependent on the state of the debt and/or equity markets at the time of any proposed offering, and such market’s reception of the Company and the offering. No assurance can be given that any financing will be obtained or that it will be adequate to meet the Company’s ultimate capital needs and to support the Company’s growth. If the Company is unable to successfully obtain additional financing on a timely basis and on satisfactory terms, the Company’s operations will be materially negatively impacted and the Company will not have sufficient cash to continue its operations.

Our financial statements in this Quarterly Report have been prepared in accordance with US GAAP applicable to a going concern, which suggests that we will continue to meet our obligations and continue our operations for the next twelve months. Realization values may be substantially different from carrying values as shown in our financial statements and our financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of this uncertainty.

Liquidity

As reflected in the accompanying financial statements, at March 31, 2010, the Company had $193,822 cash on hand and stockholders’ equity of $442,082. To date, the Company has funded operations primarily from private equity financings and short term borrowings. While management believes in the viability of its strategy to improve sales volume and in its ability to raise additional funds, there can be no assurances to that effect.

Cash used in operations was $264,660 and $150,719 for the quarters ended March 31, 2010 and 2009, respectively. The increase was primarily due to the increase in account receivables and prepaid expenses for legal and professional fees.

Cash used in investing activities includes capital expenditures of $22,856 and $NIL for the quarters ended March 31, 2010 and 2009, respectively. This is due solely to the non recurring purchase of new computer hardware and software.

Cash flow from financing activities was $422,500 and $147,070 for the quarters ended March 31, 2010 and 2009, respectively. During the first quarter of 2010, we issued 563,333 common share units pursuant to a private placement for proceeds of $422,500, whereas we borrowed $150,000 in the first quarter of 2009.

The Company is factoring specific invoices when it requires cash. The term of the financing is approximately 30 days and costs 2% of the invoice amount (see footnote 4). The increased cash flow from the private placement has permitted the Company to factor less invoices and reduce its accounts payable as well.

At present, the revenues earned from sales are not sufficient to cover all of the Company’s liabilities. The Company has found it necessary to raise additional capital in order to continue to finance the operation through the next year. Due to the current economic climate, conventional debt financing is difficult to obtain. Therefore, the Company has commenced a private placement offering for units comprised of one $0.001 par value common share and one warrant to purchase an additional $0.001 par value common share at a price of $0.75 per unit. The Company is attempting to raise $3,000,000 through the private placement offering. Management believes that it will be able to raise equity or debt capital through private placements to finance operations until the Company’s cash flow becomes positive. The offering, which commenced on July 1, 2009, raised $217,250 during the year ended December 31, 2009 and $422,500 during the quarter ended March 31, 2010.

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

Results of Operations

Three Months Ended March 31, 2010 Compared with Three Months Ended March 31, 2009

Revenues. Our revenues increased to $412,638 for the three months ended March 31, 2010 from $228,292 for the three months ended March 31, 2009 as a result of expanded operations, positive growth in the normal course of operations from existing customers, and management’s increased sales and marketing efforts to obtain new customers.

Cost of Goods Sold. Cost of goods sold increased to $165,435 for the three months ended March 31, 2010 from $74,929 for the three months ended March 31, 2009. Cost of goods sold consists of purchases from vendors, assembly and freight and increased because of higher freight costs resulting from the increased revenue.

Gross Profits. Gross profits increased to $247,203 for the three months ended March 31, 2010 from $153,363 for the three months ended March 31, 2009. The gross profit percentage for the three months ended March 31, 2010 was 60% compared to 67% for the three months ended March 31, 2009. Gross profit percentage decreased due to the increased portion of product sales which are associated with a higher cost of goods sold.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased to $32,011 for the three months ended March 31, 2010 from $21,581 for the three months ended March 31, 2009. The increase is partly due to new purchases of fixed assets during the current period.

Consulting Fees. Consulting fees increased to $114,620 for the three months ended March 31, 2010 from $87,575 for the three months ended March 31, 2009. The increase is due to the increased cost of hiring outside consultants in the areas of technology related services and investor relations communications.

Professional Fees. Professional fees increased to $53,332 for the three months ended March 31, 2010 from $19,494 for the three months ended March 31, 2009. This increase is due to the Company’s operational growth and increased business activities in the normal course of business.

Salaries and Wages. Salaries and wages expense decreased to $83,681 for the three months ended March 31, 2010 from $108,619 for the three months ended March 31, 2009. The decrease is due to the Company utilizing more outside consultants and maintaining a minimum level of full time employees.

General and Administrative Expenses. General and administrative expenses increased to $143,563 for the three months ended March 31, 2010 from $58,189 for the three months ended March 31, 2009. General and administrative expenses consist of advertising and corporate administrative expenses. This increase is due to increased focused on sales and the associated expenses incurred with the selling process.

Interest Expense. Interest expense increased slightly to $7,476 for the three months ended March 31, 2010 from $6,838 for the three months ended March 31, 2009. Interest expense increased because of increases in factoring of receivables.

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

As a result of this increased focus on information technology rather than product sales, the Company has improved gross operating margins. Revenues generated from online transaction fees, hosting services, and software development have a lower cost of goods sold ratio than the Company’s product sales, thereby allowing for higher operating margins.

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

Off-Balance Sheet Arrangements

As of March 31, 2010, the Company did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial conditions, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item.

ITEM 4T.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934 as amended (“Exchange Act”), as of March 31, 2010. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Quarterly Report has been appropriately recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to its management, including its principal executive and principal financial officer, to allow timely decisions regarding required disclosure.

Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective to ensure the completion of reporting processes governed by the Exchange Act within the time periods specified in the SEC’s rules and forms Our disclosure controls and procedures were also not effective in ensuring that the information we are required to disclose under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. Control deficiencies were identified regarding: (1) lack of segregation of duties; (2) lack of timely completion of financial control and reporting processes; and (3) need for stronger internal control environment. Also, the chief executive officer’s wife, a former employee of the Company, received salary amounting to a total of $48,000 during 2009 and 2010, while no longer being employed by the Company. This oversight was detected by the Company’s Audit Committee and the total amount was converted into a loan, with an annual interest rate of 4% and a maturity date of December 31, 2010. This amount was expensed in the Company financial statements as of March 31, 2010 and for the year ended December 31, 2009 and for the three months ended March 31, 2010 . The loan was repaid in full on April 20, 2010 by Steven v. Andon, the chief executive officer of the Company, by transferring 751,860 of his common shares to the Company treasury. We believe that these material weaknesses are due to the fact that we only have one full-time employee. During the current fiscal year ending on December 31, 2010, the number of such employees will still be limited and this may prevent adequate controls in the future, such as segregation of duties, due to cost/benefit of such remediation.

The control deficiencies that we identified could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis. Accordingly, we have determined that these combined control deficiencies constitute a material weakness.

In light of this material weakness, we performed additional analysis and procedures in order to conclude that our financial statements included in this Quarterly Report were fairly stated in accordance with accounting principles generally accepted in the United States. Accordingly, we believe that despite our material weaknesses, our financial statements included in this report are fairly stated, in all material respects, in accordance with United States generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not currently a party to any material legal proceedings. In addition, we are not aware of any legal or governmental proceedings against us, or contemplated to be brought against us, under the various environmental protection statutes to which we are subject.

ITEM 1A.	RISK FACTORS

There have not been any material changes to the risk factors previously disclosed in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 17, 2010, we issued 563,333 shares of common stock pursuant to a private placement for proceeds of $422,500. We did not engage the services of an underwriter in connection with the issuance of any of the foregoing shares of common stock.

The shares of common stock were issued to accredited investors pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D promulgated pursuant thereto. No general solicitation or advertising was used to market the securities. All funds raised were used to fund our operations.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

See accompanying Exhibit Index included after the signature page to this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May, 14, 2010	OnePak, Inc.

	By:	/S/ STEVEN V. ANDON
	Name:	Steven V. Andon
	Title:	Chief Executive Officer

Exhibit No.	Description

31.1	Certification of Principal Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Interim Principal Financial Officer, pursuant to Exchange Act 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Interim Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002